Form 10-Q
period 2016-06-30
Atlas Growth Partners, L.P.
filed 2016-08-08
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding common limited partner units of the registrant on August 4, 2016 was 23,300,410.

ATLAS GROWTH PARTNERS, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Forward-Looking Statements

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our use of the proceeds of our public offering, especially as it impacts our ability to fund the target distribution;

•	our business and investment strategy;

•	our ability to make acquisitions and other investments in a timely manner or on acceptable terms;

•	our ability to pay the full target distribution, or any distribution at all;

•

current credit market conditions and our ability to obtain long-term financing for our property acquisitions and drilling activities in a timely manner and on terms that are consistent with what we project when we invest in a property;

•

the effect of general market, oil and gas market (including volatility of realized price for oil, natural gas and natural gas liquids), economic and political conditions, including the recent economic slowdown in the oil and gas industry;

•	uncertainties with respect to identified drilling locations and estimates of reserves;

•	our ability to generate sufficient cash flows to make distributions to our unitholders;

•	the degree and nature of our competition;

•	the potential impact of Atlas Resource Partners, L.P.’s restructuring on us, including our ability to sell common units in our public offering; and
•	the availability of qualified personnel at our general partner and Atlas Energy Group, LLC, or ATLS.

The forward-looking statements contained in this report reflect our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common units.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under “Risk Factors” in our prospectus for our public offering, as amended and supplemented and Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,761	$23,321
Accounts receivable	2,356	2,353
Advances to affiliates	—	8,008
Current derivative assets	—	303
Prepaid expenses	7	7
Total current assets	18,124	33,992
Property, plant and equipment, net	117,398	125,286
Long-term derivative assets	—	109
Other assets, net	199	235
Total assets	$135,721	$159,622
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$2,446	$3,226
Advances from affiliates	2,903	—
Current portion of derivative liability	137	—
Accrued well drilling and completion costs	—	6,641
Accrued liabilities	213	199
Total current liabilities	5,699	10,066
Long-term derivative liability	163	—
Asset retirement obligations	176	169
Commitments and contingencies (Note 7)
Partners’ Capital:
General partner’s interest	(1,368)	(1,031)
Common limited partners’ interests	127,915	147,282
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	129,683	149,387
Total liabilities and partners’ capital	$135,721	$159,622

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Gas and oil production	$3,385	$1,817	$6,486	$4,128
Gain (loss) on mark-to-market derivatives	(826)	48	(493)	48
Total revenues	2,559	1,865	5,993	4,176
Costs and expenses:
Gas and oil production	718	484	1,532	975
General and administrative	114	196	215	430
General and administrative – affiliate	2,589	2,563	5,177	6,907
Depreciation, depletion and amortization	3,299	782	7,526	2,247
Total costs and expenses	6,720	4,025	14,450	10,559
Net loss	$(4,161)	$(2,160)	$(8,457)	$(6,383)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(4,077)	$(2,116)	$(8,286)	$(6,255)
General partner’s interest	(84)	(44)	(171)	(128)
Net loss attributable to common limited partners and the general partner	$(4,161)	$(2,160)	$(8,457)	$(6,383)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.18)	$(0.14)	$(0.36)	$(0.45)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	15,114	23,300	13,792

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total Partners’ Capital
	Class A Units	Amount	Units	Amount	Warrants	Amount
Balance at December 31, 2015	100	$(1,031)	23,300,410	$147,282	2,330,041	$3,136	$149,387
Issuance of units, net of offering costs	—	—	—	(2,926)	—	—	(2,926)
Distributions paid	—	(166)	—	(8,155)	—	—	(8,321)
Net loss	—	(171)	—	(8,286)	—	—	(8,457)
Balance at June 30, 2016	100	$(1,368)	23,300,410	$127,915	2,330,041	$3,136	$129,683

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,457)	$(6,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	7,526	2,247
(Gains) loss on derivatives	508	(48)
Amortization of deferred financing costs	36	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	201	(537)
Advances to/from affiliates	10,911	(6,967)
Accounts payable and accrued liabilities	(711)	718
Net cash provided by (used in) operating activities	10,014	(10,970)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,327)	(13,118)
Net cash paid for acquisitions	—	(44,489)
Net cash used in investing activities	(6,327)	(57,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common limited partner units and warrants	(2,926)	47,011
Distributions paid to unitholders	(8,321)	(3,894)
Deferred capital contributions	—	19,649
Deferred financing costs and other	—	(9)
Net cash provided by (used in) financing activities	(11,247)	62,757
Net change in cash and cash equivalents	(7,560)	(5,820)
Cash and cash equivalents, beginning of year	23,321	33,405
Cash and cash equivalents, end of period	$15,761	$27,585

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

At June 30, 2016, Atlas Energy Group, LLC (“ATLS” or “Atlas Energy”), a publicly traded Delaware limited liability company (OTC: ATLS) that manages and controls us through its general partner interest and through the terms of the partnership agreement, owned a 2.1% limited partner interest in us and 80.0% of AGP GP’s general partner Class A units, which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions (see Note 9). Current and former members of ATLS management own the remaining 20% interest in AGP GP’s general partner Class A units.

In addition to its general and limited partner interest in us, ATLS also holds general and limited partner interests in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master-limited partnership (OTC: ARPJ) and an independent developer and producer of natural gas, oil and NGLs, with operations in basins across the United States, and in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, which incubate new MLPs and invest in existing MLPs.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our condensed consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our condensed consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, accruals for well drilling and completion costs, depletion, depreciation and amortization and fair value of derivative instruments. The oil and gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery.  Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Liquidity and Capital Resources

We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including the Private Placement Offering completed in 2015. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position.

ARP Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, ARP and certain of its subsidiaries and ATLS, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) for a prepackaged restructuring that will reduce debt on its balance sheet and position ARP for the future (the “Restructuring”). We and ARP are affiliates through the ownership by our common parent, ATLS. ARP’s Restructuring is expected to be completed before the end of the third quarter of 2016, after which ARP should emerge from Chapter 11, backed by its stakeholders, committed to investing capital to develop its exploration and production assets, as well as its tax-advantaged drilling partnership program.

On July 27, 2016, ARP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York. The cases commenced thereby are being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

We are not a party to the Restructuring Support Agreement, and the ARP Restructuring is not expected to materially impact us.

The ARP Restructuring is not expected to materailly impact ATLS or its ownership interest in us, including ATLS’s control of our general partner, AGP GP. The debt structure of ATLS was recently modified, and ATLS is not a party to the ARP Restructuring. ATLS remains controlled by the same ownership group and management team and thus, the ARP Restructuring is not expected to have a material impact on the ability of management to operate us or the other ATLS businesses.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,161)	$(2,160)	$(8,457)	$(6,383)
Less: General partner’s interest	84	44	171	128
Net loss attributable to common limited partners	$(4,077)	$(2,116)	$(8,286)	$(6,255)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of common units – basic	23,300	15,114	23,300	13,792
Add effect of dilutive awards(1)	—	—	—	—
Weighted average number of common units – diluted	23,300	15,114	23,300	13,792

(1)

For the three months ended June 30, 2016 and 2015, approximately 2,330,000 and 1,511,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive. For the six months ended June 30, 2016 and 2015, approximately 2,330,000 and 1,379,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$65,998	$65,791
Pre-development costs	683	515
Wells and related equipment	80,647	81,469
Total proved properties	147,328	147,775
Unproved properties	—	—
Total natural gas and oil properties	147,328	147,775
Pipelines, processing and compression facilities and other	3,073	2,995	15-20
	150,401	150,770
Less – accumulated depreciation, depletion and amortization	(33,003)	(25,484)
	$117,398	$125,286

During the six months ended June 30, 2016 and 2015, we recognized $0.1 million and $0.6 million, respectively, of non-cash property, plant and equipment additions, which were included within the changes in accounts payable and accrued liabilities on our condensed consolidated statements of cash flows.

For the three months ended June 30, 2016 and 2015, we recorded $7,000 and $4,000, respectively, of accretion expense related to our asset retirement obligations within in depreciation, depletion and amortization in our condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, we recorded $11,000 and $7,000, respectively, of accretion expense related to our asset retirement obligations within in depreciation, depletion and amortization in our condensed consolidated statements of operations.

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

We recorded net derivative liabilities of $0.3 million and net derivative assets of $0.4 million on our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively.

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains (losses) recognized on cash settlement	$(131)	$—	$15	$—
Changes in fair value on open derivative contracts	(695)	48	(508)	48
Gain (loss) on mark-to-market derivatives	$(826)	$48	$(493)	$48

The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the date indicated (in thousands):

Offsetting Derivatives as of June 30, 2016	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$183	$(183)	$—
Long-term portion of derivative assets	55	(55)	—
Total derivative assets	$238	$(238)	$—
Current portion of derivative liabilities	$(320)	$183	$(137)
Long-term portion of derivative liabilities	(218)	55	(163)
Total derivative liabilities	$(538)	$238	$(300)

Offsetting Derivatives as of December 31, 2015
Current portion of derivative assets	$399	$(96)	$303
Long-term portion of derivative assets	162	(53)	109
Total derivative assets	$561	$(149)	$412
Current portion of derivative liabilities	$(96)	$96	$—
Long-term portion of derivative liabilities	(53)	53	—
Total derivative liabilities	$(149)	$149	$—

As of June 30, 2016, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Liability
			(in thousands)(2)
2016(3)	31,600	$46.350	$(95)
2017	37,100	$49.968	(79)
2018	26,500	$48.850	(126)
		Net liabilities	$(300)

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward WTI crude oil prices, as applicable.
(3)	The production volumes for 2016 include the remaining six months of 2016 beginning July 1, 2016.

On May 1, 2015, we entered into a secured credit facility agreement with a syndicate of banks. As of June 30, 2016, the lenders under the credit facility have no commitment to lend to us under the credit facility, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of June 30, 2016. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

We use a market approach fair value methodology to value our outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of June 30, 2016 and December 31, 2015, all of our derivative financial instruments were classified as Level 2.

Information for financial instruments measured at fair value at June 30, 2016 and December 31, 2015 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2016
Assets, gross
Commodity swaps	$—	$238	$—	$238
Total derivative assets, gross	—	238	—	238
Liabilities, gross
Commodity swaps	—	(538)	—	(538)
Total derivative liabilities, gross	—	(538)	—	(538)
Total derivatives, fair value, net	$—	$(300)	$—	$(300)
As of December 31, 2015
Assets, gross
Commodity swaps	$—	$561	$—	$561
Total derivative assets, gross	—	561	—	561
Liabilities, gross
Commodity swaps	—	(149)	—	(149)
Total derivative liabilities, gross	—	(149)	—	(149)
Total derivatives, fair value, net	$—	$412	$—	$412

Other Financial Instruments

Our other current assets and liabilities on our condensed consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1.

The fair value of the warrants associated with the issuance of common limited partner units in 2015 (see Note 8) was measured using a Black-Scholes pricing model which is based on Level 3 inputs including an exercise price of $10.00, discount rate of 0.5%, an expected term of 1.5 years, expected dividend yield of 7.0% and estimated volatility rate of 50%. The volatility rate used was consistent with that of ARP. The estimated fair value per warrant was $1.47, which includes a $0.37 liquidity adjustment. There were no warrants issued for the three and six months ended June 30, 2016.

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates. AGP GP receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During the three months ended June 30, 2016 and 2015, we paid approximately $0.6 million and $0.3 million, respectively, related to this management fee. During the six months ended June 30, 2016 and 2015, we paid approximately $1.1 million and $0.6 million, respectively, related to this management fee. We were required to pay AGP GP an amount equal to any actual, out-of-pocket expenses related to the Private Placement Offering and the formation and financing of us, including legal costs incurred by AGP GP, which payments were approximately 2% of the gross proceeds of the Private Placement Offering. Other indirect costs, such as rent for offices, are allocated by ARP at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and AGP GP discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, we had payables to ATLS of $0.5 million and $0.7 million, respectively, related to the management fee, direct costs and allocated indirect costs, which was recorded in advances from affiliates in the condensed consolidated balance sheets.

Relationship with ARP. At the direction of ATLS, we reimburse ARP for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. In addition, Anthem Securities, Inc. (“Anthem”), our affiliate and a wholly owned subsidiary of ARP, acted as dealer manager for our Private Placement Offering, which was completed in June 2015. As the dealer manager, Anthem received compensation from us equal to a maximum of 12% of the gross proceeds of the Private Placement Offering as selling commissions, marketing efforts, and other issuance costs. We recorded $10.1 million and $12.3 million of costs to Anthem within common limited partners’ interests on our condensed consolidated statements of partners’ capital for the three and six months ended June 30, 2015, respectively. As the Private Placement Offering concluded on June 30, 2015, no costs were included on our condensed consolidation statement of partners’ capital for the three and six months ended June 30, 2016, respectively. Anthem is currently acting as the dealer manager for our issuance and sale in a continuous offering of up to a maximum agreement amount of 100,000,000 common units representing limited partner interests in us as further described in our registration statement on Form S-1. We will pay Anthem (1) compensation equal to 3.00% of the gross proceeds of the offering (Anthem may reallow up to 1.50% of gross offering proceeds it receives as dealer manager fees to participating broker-dealers, but expects to reallow 1.25% of gross offering proceeds to participating broker-dealers); (2) 7.00% and 3.00% of aggregate gross proceeds from the sale of Class A common units and Class T common units, respectively, as sales commissions; (3) with respect to Class T common units, a distribution and unitholder servicing fee in the aggregate amount of 4.00% of the gross proceeds from the sale of Class T common units, which distribution and unitholder servicing fee will be withheld from cash distributions otherwise payable to the purchasers of Class T common units at a rate of $0.025 per quarter per unit. As of June 30, 2016 and December 31, 2015, we had a $2.4 million payable and $8.7 million receivable, respectively, to/from ARP related to the direct costs, indirect cost allocation, dealer manager costs and timing of funding of cash accounts, which was recorded in advances to/from affiliates in the condensed consolidated balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of June 30, 2016, certain of our executives are parties to employment agreements with ATLS that provide compensation and certain other benefits. The agreements provide for severance payments under certain circumstances.

As of June 30, 2016, we did not have any commitments related to our drilling and completion and capital expenditures.

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

During the six months ended June 30, 2015, we sold an aggregate of 5,956,400 common limited partner units at a gross offering price of $10.00 per unit. In connection with the issuance of common limited partner units, unitholders received 595,640 warrants to purchase our common limited partner units at an exercise price of $10.00 per unit.

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

During the six months ended June 30, 2016, we paid a distribution of $8.2 million to common limited partners ($0.1750 per unit per quarter) and $0.2 million to the general partner’s Class A units ($0.1750 per unit per quarter). During the six months ended June 30, 2015, we paid a distribution of $3.8 million to common limited partners ($0.1750 per unit per quarter) and $0.1 million to the general partner’s Class A units ($0.1750 per unit per quarter).

NOTE 10 – SUBSEQUENT EVENTS

Cash Distributions. On August 3, 2016, we declared a quarterly distribution of $0.1750 per common unit for the quarter ended June 30, 2016. The $4.2 million distribution, including $0.1 million to our general partner, will be paid on August 12, 2016 to unitholders of record at the close of business on June 30, 2016.

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

At June 30, 2016, Atlas Energy Group, LLC (“ATLS” or “Atlas Energy”), a publicly traded Delaware limited liability company (OTC: ATLS) that manages and controls us through its general partner interest and through the terms of the partnership agreement, owned a 2.1% limited partner interest in us and 80% of AGP GP’s general partner Class A units, which are entitled to receive 2% of the cash distributed without any obligation to make further capital contributions. Current and former members of ATLS management own the remaining 20% interest in AGP GP’s general partner Class A units.

In addition to its general and limited partner interest in us, ATLS also holds general and limited partner interests in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master-limited partnership (OTC: ARPJ) and an independent developer and producer of natural gas, oil and NGLs, with operations in basins across the United States, and in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, which incubate new MLPs and invest in existing MLPs.

FINANCIAL PRESENTATION

Our consolidated balance sheets at June 30, 2016 and December 31, 2015, and the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 include our accounts and our wholly-owned subsidiaries. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Actual balances and results could be different from those estimates. All significant intercompany transactions and balances have been eliminated in the consolidation of the financial statements.

RECENT DEVELOPMENTS

ARP Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, ARP and certain of its subsidiaries and ATLS, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) for a prepackaged restructuring that will reduce debt on its balance sheet and position ARP for the future (the “Restructuring”). We and ARP are affiliates through the ownership by our common parent, ATLS. ARP’s Restructuring is expected to be completed before the end of the third quarter of 2016, after which ARP should emerge from Chapter 11, backed by its stakeholders, committed to investing capital to develop its exploration and production assets, as well as its tax-advantaged drilling partnership program.

On July 27, 2016, ARP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York. The cases commenced thereby are being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

We are not a party to the Restructuring Support Agreement, and the ARP Restructuring is not expected to materially impact us.

The ARP Restructuring is not expected to materially impact ATLS or its ownership interest in us, including ATLS’s control of our general partner, AGP GP. The debt structure of ATLS was recently modified, and ATLS is not a party to the ARP Restructuring. ATLS remains controlled by the same ownership group and management team and thus, the ARP Restructuring is not expected to have a material impact on the ability of management to operate us or the other ATLS businesses.

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

Cash Distributions. On August 3, 2016, we declared a quarterly distribution of $0.1750 per common unit for the quarter ended June 30, 2016. The $4.2 million distribution, including $0.1 million to our general partner, will be paid on August 12, 2016 to unitholders of record at the close of business on June 30, 2016.

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

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines since the fourth quarter of 2014 through the second quarter of 2016. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

There were no gross or net dry wells drilled during the periods presented below. The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross wells drilled(1):
Eagle Ford	—	—	—	—
Marble Falls	—	—	—	—
Mississippi Lime	—	—	—	—
Total	—	—	—	—
Net wells drilled(1):
Eagle Ford	—	—	—	—
Marble Falls	—	—	—	—
Mississippi Lime	—	—	—	—
Total	—	—	—	—
Gross wells turned in line(2):
Eagle Ford	—	2	2	2
Marble Falls	—	—	—	—
Mississippi Lime	—	—	—	—
Total	—	2	2	2
Net wells turned in line(2):
Eagle Ford	—	2	2	2
Marble Falls	—	—	—	—
Mississippi Lime	—	—	—	—
Total	—	2	2	2
(1)	There were no exploratory wells drilled during the three and six months ended June 30, 2016 and 2015.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Production volumes per day:(1)
Eagle Ford:
Natural gas (Mcfd)	282	31	278	59
Oil (Bpd)	847	271	983	352
NGLs (Bpd)	59	6	58	13
Total (Mcfed)	5,715	1,694	6,523	2,250
Marble Falls:
Natural gas (Mcfd)	110	404	156	489
Oil (Bpd)	4	44	10	46
NGLs (Bpd)	14	52	20	63
Total (Mcfed)	219	979	340	1,146
Mississippi Lime:
Natural gas (Mcfd)	22	46	23	56
Oil (Bpd)	3	5	3	7
NGLs (Bpd)	2	3	2	4
Total (Mcfed)	47	100	48	121
Total production volumes per day:(1)
Natural gas (Mcfd)	414	481	457	604
Oil (Bpd)	853	320	996	405
NGLs (Bpd)	75	62	80	81
Total (Mcfed)	5,982	2,773	6,910	3,516
Total production volumes:(1)
Natural gas (MMcf)	38	44	83	109
Oil (000’s Bbls)	78	29	181	73
NGLs (000’s Bbls)	7	6	15	14
Total (MMcfe)	544	252	1,258	636

(1)

Oil and NGLs are converted to gas equivalent basis at the rate of one barrel of oil or NGLs to six Mcf of natural gas. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for oil. The following table presents our production revenues and average sales prices for our natural gas, oil, and natural gas liquids production for the three and six months ended June 30, 2016 and 2015 along with our average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Production revenues (in thousands):(1)
Natural gas revenue	$74	$114	$161	$291
Oil revenue	3,220	1,631	6,154	3,646
NGLs revenue	91	72	171	191
Total revenues	$3,385	$1,817	$6,486	$4,128
Average sales price:
Natural gas (per Mcf):(2)
Total realized price, after hedge	$1.97	$2.61	$1.94	$2.66
Total realized price, before hedge	$1.97	$2.61	$1.94	$2.66
Oil (per Bbl):(2)
Total realized price, after hedge(3)	$41.25	$56.01	$35.17	$49.79
Total realized price, before hedge	$41.48	$55.84	$33.96	$49.72
NGLs (per Bbl):(2)
Total realized price, after hedge	$13.39	$12.76	$11.77	$13.06
Total realized price, before hedge	$13.39	$12.76	$11.77	$13.06
Production costs (per Mcfe):(2)
Eagle Ford:
Lease operating expenses	$0.84	$0.64	$0.78	$0.54
Production taxes	0.29	0.41	0.24	0.36
Transportation and compression	0.11	0.12	0.10	0.06
	$1.24	$1.17	$1.12	$0.95
Marble Falls:
Lease operating expenses	$1.70	$2.93	$2.12	$2.31
Production taxes	0.50	0.29	0.37	0.29
Transportation and compression	—	—	—	—
	$2.21	$3.22	$2.49	$2.60
Mississippi Lime:
Lease operating expenses	$6.09	$1.43	$5.17	$1.60
Production taxes	—	0.11	—	0.09
Transportation and compression	0.23	0.33	0.34	0.46
	$6.32	$1.88	$5.52	$2.15
Total production costs:
Lease operating expenses	$0.91	$1.47	$0.87	$1.15
Production taxes	0.30	0.36	0.25	0.33
Transportation and compression	0.11	0.09	0.10	0.05
	$1.32	$1.92	$1.22	$1.53

(1)

Production revenues exclude the impact of our commodity derivative cash settlements because we do not apply hedge accounting (see “Item 1. Financial Statements – Note 4”). Production revenue excludes the impact of $0.2 million and approximately $5,000 of cash settlements for the three months ended June 30, 2016 and 2015, respectively, on our oil derivative contracts, and $0.2 million and approximately $5,000 of cash settlements for the six months ended June 30, 2016 and 2015, respectively, on our oil derivative contracts.

(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Includes the impact of $0.2 million and $0.2 million of cash settlements for the three and six months ended June 30, 2016 on our oil derivative contracts, respectively. Includes the impact of approximately $5,000 of cash settlements for the three and six months ended June 30, 2015 on our oil derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Gas and oil production revenues	$3,385	$1,817	$6,486	$4,128
Gas and oil production costs	$718	$484	$1,532	$975
Total production costs per Mcfe	$1.32	$1.92	$1.22	$1.53

The increase in gas and oil production revenues for the three months ended June 30, 2016 as compared to the prior year period consisted of a $1.9 million increase attributable to production from our Eagle Ford operations, partially offset by a $0.3 million decrease attributable to our Marble Falls operations. The increase in gas and oil production revenues for the six months ended June 30, 2016 as compared to the prior year period consisted of a $3.3 million increase attributable to production from our Eagle Ford operations, partially offset by a $0.7 million decrease attributable to our Marble Falls operations and a $0.1 million decrease attributable to our Mississippi Lime operations.

The increase in gas and oil production expenses for the three months ended June 30, 2016 as compared to the prior year period primarily consisted of a $0.5 million increase attributable to our Eagle Ford operations, partially offset by a decrease of $0.2 million attributable to our Marble Falls operations. Total production costs per Mcfe decreased for the three months ended June 30, 2016 as compared to the prior year period primarily as a result of the decrease in our gas and oil production in Marble Falls and the addition of production in the Eagle Ford Shale, which has lower production costs per Mcfe.

The increase in gas and oil production expenses for the six months ended June 30, 2016 as compared to the prior year period primarily consisted of a $0.9 million increase attributable to our Eagle Ford operations, partially offset by a decrease of $0.4 million attributable to our Marble Falls operations. Total production costs per Mcfe decreased for the six months ended June 30, 2016 as compared to the prior year period primarily as a result of the decrease in our gas and oil production in Marble Falls and the addition of production in the Eagle Ford Shale, which has lower production costs per Mcfe.

OTHER REVENUES AND EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$(826)	$48	$(493)	$48

Other Expenses
General and administrative	$2,703	$2,759	$5,392	$7,337
Depreciation, depletion and amortization	3,299	782	7,526	2,247

Gain (Loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized losses during the three and six months ended June 30, 2016 are related to the change in oil prices during the three and six months ended June 30, 2016 as compared to the prior year period.

General and Administrative Expenses. The decrease for the three months ended June 30, 2016 as compared to the prior year period was due to a $0.1 million decrease in other corporate activities. The decrease for the six months ended June 30, 2016 as compared to the prior year period was due to a $1.8 million decrease in salaries, wages and other corporate activity costs allocated to us by ATLS and ARP in connection with the completion of our private placement offering in June 2015.

Depreciation, Depletion and Amortization. The increase in depreciation, depletion and amortization for the three and six months ended June 30, 2016 was primarily due to a $2.5 million and a $5.2 million increase in our depletion expense as compared to the prior year period, respectively.  The following table presents our depletion expense per Mcfe for our operations for the respective periods (in thousands, except per Mcfe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depletion expense:
Total	$3,259	$782	$7,449	$2,247
Depletion expense as a percentage of gas and oil production revenue	96%	43%	115%	54%

Depletion per Mcfe	$5.99	$3.10	$5.92	$3.53

The increases in depletion expense, depletion expenses as a percentage of gas and oil revenues and depletion expenses per Mcfe, were primarily due to an increase in our depletion expense associated with the expansion of our Eagle Ford operations, partially offset by a decrease in oil volumes from our Marble Falls operations.

LIQUIDITY AND CAPITAL RESOURCES

General

We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including our private placement offering completed in June 2015. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position.

Cash Flows— Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$10,014	$(10,970)
Net cash used in investing activities	(6,327)	(57,607)
Net cash (used in) provided by financing activities	(11,247)	62,757

The change in cash flows provided by (used in) operating activities when compared with the comparable prior year period was primarily due to:

•

an increase in our advances from affiliates of $17.9 million related to the direct costs, indirect cost allocation, dealer manager costs for operating activities and timing of funding of cash accounts;

•	an increase in our gas and oil production revenues of $2.4 million primarily related to the expansion of our Eagle Ford operations; and
•

a decrease in our general and administrative expenses of $2.0 million related to a reduction in salaries, wages and other corporate activities due to the completion of the Private Placement Offering in June 2015.

The change in cash flows used in investing activities when compared with the comparable prior year period was primarily due to:

•	a decrease of $44.5 million in net cash paid for acquisitions related to the funding of our Eagle Ford asset acquisition in the first half of 2016; and
•	a decrease of $6.8 million in capital expenditures due to lower capital expenditures related to our drilling activities.

The change in cash flows (used in) provided by financing activities when compared with the comparable prior year period was primarily due to:

•

a decrease of $49.9 million in net proceeds from issuance of common limited partner units and $19.9 million in deferred capital contributions due to our Private Placement Offering funds raised in the first half of 2015; and

•	an increase of $4.4 million in distributions paid to unitholders due to an increase in the number of common units outstanding after the completion of our Private Placement Offering.

Capital Requirements

At June 30, 2016, our capital expenditures primarily relate to our well drilling and leasehold acquisition costs. The following table summarizes our total capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total capital expenditures	$778	$3,175	$6,327	$13,118

During the three months ended June 30, 2016, our total capital expenditures consisted primarily of $0.6 million for wells drilled compared with $3.0 million for the comparable prior year period and approximately $3,000 of leasehold acquisition costs compared with $0.2 million for the prior year comparable period.

During the six months ended June 30, 2016, our total capital expenditures consisted primarily of $6.0 million for wells drilled compared with $12.3 million for the comparable prior year period and $0.1 million of leasehold acquisition costs compared with $0.8 million for the prior year comparable period.

As of June 30, 2016, we did not have any commitments for our drilling and completion and capital expenditures, excluding acquisitions.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we did not have any off-balance sheet commitment arrangements for our drilling and completion and capital expenditures, excluding acquisitions

CREDIT FACILITY

On May 1, 2015, we entered into a secured credit facility agreement with Wells Fargo. As of June 30, 2016, the lenders under the credit facility have no commitment to lend to us and we have a zero-dollar borrowing base under the credit facility, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we request a borrowing base redetermination and the lenders agree to establish the borrowing base and related commitments thereunder. We may request a borrowing base redetermination under our secured credit facility. We are in discussions with our lenders to set a borrowing base for our credit facility. If the borrowing base is redetermined to an amount greater than zero dollars, the credit facility would allow us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semiannually by our lenders in their sole discretion. Once established, our borrowing base will be subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which takes into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. A future decline in commodity prices could result in a redetermination that lowers our borrowing base at that time and, in such case, we could be required to repay any indebtedness outstanding at that time in excess of the borrowing base. If we borrow under the credit facility and we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and no longer able to make any distributions to our unitholders.

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

During the six months ended June 30, 2015, we sold an aggregate of 5,956,400 of its common limited partner units at a gross offering price of $10.00 per unit. In connection with the issuance of common limited partner units, unitholders received 595,640 warrants to purchase our common limited partner units at an exercise price of $10.00 per unit.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2016. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Current market conditions elevate our concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to us, if any. The counterparties related to our commodity derivative contracts are banking institutions or their affiliates, who also participate in ARP’s revolving credit facilities. The creditworthiness of our counterparties is monitored, and we currently believe them to be financially viable. We are not aware of any inability on the part of our counterparties to perform under their contracts and believe our exposure to non-performance is remote.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ending June 30, 2017 of approximately $1.8 million.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years.

As of June 30, 2016, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016(2)	31,600	$46.350
2017	37,100	$49.968
2018	26,500	$48.850

(1)“Bbl” represents barrels.

(2)The production volumes for 2016 include the remaining six months of 2016 beginning July 1, 2016.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6:	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Growth Partners, L.P. (1)

3.2	Partnership Agreement of Atlas Growth Partners, L.P., dated February 11, 2013(1)

3.3	First Amended and Restated Limited Partnership Agreement of Atlas Growth Partners, L.P. (2)

3.4	Form of Second Amended and Restated Agreement of Limited Partnership of Atlas Growth Partners, L.P. (1)

3.5	Certificate of Formation of Atlas Growth Partners GP, LLC(1)

3.6	Amended and Restated Limited Liability Company Agreement of Atlas Growth Partners GP, LLC, dated as of November 26, 2013(1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Schema Document(3)

101.CAL	XBRL Calculation Linkbase Document(3)

101.LAB	XBRL Label Linkbase Document(3)

101.PRE	XBRL Presentation Linkbase Document(3)

101.DEF	XBRL Definition Linkbase Document(3)

(1) Previously filed as an exhibit to registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015.

(2) Previously filed as an exhibit to Current Report on Form 8-K filed on April 6, 2016.

(3) Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: August 8, 2016	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Date: August 8, 2016	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer

Date: August 8, 2016	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer