Form 10-Q
period 2016-09-30
Atlas Growth Partners, L.P.
filed 2016-11-07
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The number of outstanding common limited partner units of the registrant on November 4, 2016 was 23,300,410.

ATLAS GROWTH PARTNERS, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Forward-Looking Statements

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	the suspension of our primary offering efforts and our quarterly distribution;
•	our ability to continue as a going concern;
•	our use of the proceeds of our public offering;
•	our business and investment strategy;
•	our ability to make acquisitions and other investments in a timely manner or on acceptable terms;
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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under “Risk Factors” in our prospectus for our public offering, as amended and supplemented and Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and in this report. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,971	$23,321
Accounts receivable	848	2,353
Advances to affiliates	—	8,008
Current derivative assets	—	303
Prepaid expenses	5	7
Total current assets	8,824	33,992
Property, plant and equipment, net	115,701	125,286
Long-term derivative assets	—	109
Other assets, net	182	235
Total assets	$124,707	$159,622
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$1,162	$3,226
Advances from affiliates	601	—
Current portion of derivative liability	67	—
Accrued well drilling and completion costs	—	6,641
Accrued liabilities	2,137	199
Total current liabilities	3,967	10,066
Long-term derivative liability	122	—
Asset retirement obligations	180	169
Commitments and contingencies (Note 7)
Partners’ Capital:
General partner’s interest	(1,641)	(1,031)
Common limited partners’ interests	118,943	147,282
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	120,438	149,387
Total liabilities and partners’ capital	$124,707	$159,622

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Gas and oil production	$2,792	$3,878	$9,278	$8,007
Gain (loss) on mark-to-market derivatives	126	713	(367)	760
Total revenues	2,918	4,591	8,911	8,767
Costs and expenses:
Gas and oil production	548	709	2,080	1,684
General and administrative	140	99	355	528
General and administrative – affiliate	2,586	2,591	7,763	9,499
Depreciation, depletion and amortization	3,898	2,848	11,424	5,095
Asset impairment	—	7,291	—	7,291
Total costs and expenses	7,172	13,538	21,622	24,097
Operating loss	(4,254)	(8,947)	(12,711)	(15,330)
Other loss	(5,297)	—	(5,297)	—
Net loss	$(9,551)	$(8,947)	$(18,008)	$(15,330)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(9,360)	$(8,769)	$(17,646)	$(15,024)
General partner’s interest	(191)	(178)	(362)	(306)
Net loss attributable to common limited partners and the general partner	$(9,551)	$(8,947)	$(18,008)	$(15,330)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.40)	$(0.38)	$(0.76)	$(0.88)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300	16,996

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total Partners’ Capital
	Class A Units	Amount	Units	Amount	Warrants	Amount
Balance at December 31, 2015	100	$(1,031)	23,300,410	$147,282	2,330,041	$3,136	$149,387
Reclassification adjustment of offering costs to net loss	—	—	—	1,541	—	—	1,541
Distributions paid	—	(248)	—	(12,234)	—	—	(12,482)
Net loss	—	(362)	—	(17,646)	—	—	(18,008)
Balance at September 30, 2016	100	$(1,641)	23,300,410	$118,943	2,330,041	$3,136	$120,438

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,008)	$(15,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	11,424	5,095
Asset impairment	—	7,291
(Gains) losses on derivatives	342	(563)
Other loss	5,297	—
Amortization of deferred financing costs	53	14
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	1,766	(1,656)
Advances to/from affiliates	8,609	(20,646)
Accounts payable and accrued liabilities	(2,020)	1,915
Net cash provided by (used in) operating activities	7,463	(23,880)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,575)	(20,777)
Net cash paid for acquisitions	—	(44,714)
Other	—	(152)
Net cash used in investing activities	(6,575)	(65,643)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common limited partner units and warrants	(3,756)	100,946
Distributions paid to unitholders	(12,482)	(6,594)
Deferred financing costs and other	—	(9)
Net cash provided by (used in) financing activities	(16,238)	94,343
Net change in cash and cash equivalents	(15,350)	4,820
Cash and cash equivalents, beginning of year	23,321	33,405
Cash and cash equivalents, end of period	$7,971	$38,225

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

We are a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”) with operations primarily focused in the Eagle Ford Shale in south Texas. Our general partner, Atlas Growth Partners GP, LLC (“AGP GP”) owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and effectively controls us. Unless the context otherwise requires, references to “Atlas Growth Partners, L.P.,” “Atlas Growth Partners,” “the Partnership,” “we,” “us,” “our” and “our company” refer to Atlas Growth Partners, L.P. and our consolidated subsidiaries.

Atlas Energy Group, LLC (“ATLS” or “Atlas Energy”), a publicly traded Delaware limited liability company (OTC: ATLS) manages and controls us through its 2.1% limited partner interest in us and 80.0% member interest in AGP GP. Current and former members of ATLS management own the remaining 20% member interest in AGP GP.

In addition to its general and limited partner interest in us, ATLS also holds a Series A Preferred Share (which entitles it to receive 2% of distributions, subject to potential dilution in the event of future equity interests and to appoint four of seven directors) in Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and NGLs, with operations in basins across the United States, and a general and limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, which incubate new MLPs and invest in existing MLPs.

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

Our Registration Statement on Form S-1 (Registration Number: 333-207537) (our “Form S-1”) was declared effective by the Securities and Exchange Commission (the “SEC”) on April 5, 2016. We are offering in the aggregate up to 100,000,000 Class A common units and Class T common units, each representing limited partner interests in us, pursuant to a primary offering on a "best efforts" basis. We must receive minimum offering proceeds of $1.0 million to break escrow, and the maximum offering proceeds of the primary offering may not exceed $1.0 billion. The Class A common units will be sold for a cash purchase price of $10.00 and the Class T common units will be sold for a cash purchase price of $9.60, with the remaining $0.40 constituting the Class T common unitholders' deferred payment obligation to us. We are also offering up to 21,505,376 Class A common units at $9.30 per unit pursuant to a distribution reinvestment plan. As disclosed in Note 2, our management recently decided to temporarily suspend our primary offering efforts.

The accompanying condensed consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2015 was derived from audited financial statements, have been prepared pursuant to the rules and regulations of the SEC and are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in our Form S-1. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Form S-1. In management’s opinion, all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows for the periods disclosed have been made. The results of operations for the interim periods presented may not necessarily be indicative of the results of operations for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Transactions between us and other ATLS managed operations have been identified in the condensed consolidated financial statements as transactions between affiliates, where applicable. All material intercompany transactions have been eliminated.

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

On November 2, 2016, management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets due to the suspension of our current primary offering.  Accordingly, these decisions raise substantial doubt about our ability to continue as a going concern.  Management determined that substantial doubt is alleviated through management’s plans to reduce general and administrative expenses, the majority of which represent allocations from ATLS.

ARP Restructuring and Emergence from Chapter 11 Bankruptcy Proceedings

Atlas Resource Partners, L.P. (“ARP”), was a publicly traded Delaware master-limited partnership in which ATLS held general and limited partner interests. On July 25, 2016, ARP and certain of its subsidiaries and ATLS, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) for a prepackaged restructuring that reduced debt on its balance sheet (the “ARP Restructuring”). On July 27, 2016, ARP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York. The cases commenced thereby were jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”  We and ARP were affiliates through the ownership by our common parent, ATLS. ARP emerged from bankruptcy on September 1, 2016, as Titan.

We were not a party to the Restructuring Support Agreement, and the ARP Restructuring did not materially impact us.

The ARP Restructuring did not materially impact ATLS or its ownership interest in us, including ATLS’ control of our general partner, AGP GP. The debt structure of ATLS was recently modified, and ATLS was not a party to the ARP Restructuring. ATLS remains controlled by the same ownership group and management team and thus, the ARP Restructuring did not have a material impact on the ability of management to operate us or the other ATLS managed businesses.

Eagle Ford Acquisition

On November 5, 2014, we and ARP completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas from Cima Resources, LLC and Cinco Resources, Inc. (together “Cinco”) for $342.0 million, net of purchase price adjustments (the “Eagle Ford Acquisition”).  On March 31, 2015, we paid $28.3 million to satisfy our second installment related to the Eagle Ford Acquisition. On June 30, 2015, we paid $16.0 million to satisfy our third installment related to the Eagle Ford Acquisition. On July 8, 2015, we sold to ARP, for a purchase price of $1.4 million, our interest in a portion of the acreage we acquired in the Eagle Ford Acquisition. On September 21, 2015, we and ARP, in accordance with the terms of the Eagle Ford shared acquisition and operating agreement, agreed that ARP would fund our remaining two deferred purchase price installments of $16.2 million and $20.1 million, which were paid by ARP on October

1, 2015 and December 31, 2015, respectively. In conjunction with this agreement, we assigned ARP a portion of our non-operating Eagle Ford assets that have a value (as such value was agreed upon by the sellers and the buyers in connection with the Eagle Ford Acquisition) equal to both installments to be paid by ARP. The transaction was approved by our and ARP’s respective conflicts committees.

Segment Reporting

We derive revenue from our gas and oil production. These production facilities have been aggregated into one reportable segment, because the facilities have similar long-term economic characteristics, products and types of customers.

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of the general partner’s interest, by the weighted average number of common limited partner units outstanding during the period. The general partner’s interest in net income (loss) is calculated on a quarterly basis based upon our general partner units and incentive distributions to be distributed for the quarter (see Note 9), with a priority allocation of net income to the general partner’s incentive distributions, if any, in accordance with our partnership agreement, and the remaining net income (loss) allocated with respect to the general partner’s and limited partners’ ownership interests.

We present net income (loss) per unit under the two-class method, which considers whether the incentive distributions represent a participating security. The two-class method considers whether our partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under our partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. Under the two-class method, our management believes our partnership agreement contractually limits cash distributions to available cash; therefore, undistributed earnings are not allocated to the incentive distribution rights.

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(9,551)	$(8,947)	$(18,008)	$(15,330)
Less: General partner’s interest	191	178	362	306
Net loss attributable to common limited partners	$(9,360)	$(8,769)	$(17,646)	$(15,024)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of common units – basic	23,300	23,300	23,300	16,996
Add effect of dilutive awards(1)	—	—	—	—
Weighted average number of common units – diluted	23,300	23,300	23,300	16,996

(1)

For both the three months ended September 30, 2016 and 2015, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive. For the nine months ended September 30, 2016 and 2015, 2,330,000 and 1,700,000, respectively, common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

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

In May 2014, the FASB issued an accounting standards update related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. This update is effective for us as of January 1, 2018. We are currently in process of determining the impact that the update will have on our condensed consolidated financial statements and our method of adoption.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$67,950	$65,791
Pre-development costs	763	515
Wells and related equipment	80,696	81,469
Total proved properties	149,409	147,775
Unproved properties	—	—
Total natural gas and oil properties	149,409	147,775
Pipelines, processing and compression facilities and other	3,189	2,995	15-20
	152,598	150,770
Less – accumulated depreciation, depletion and amortization	(36,897)	(25,484)
	$115,701	$125,286

For the three and nine months ended September 30, 2015, we recognized $7.3 million of asset impairment related to proved oil and gas properties in the Marble Falls and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices. There were no impairments of proved gas and oil properties for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2016 and 2015, we recognized $1.9 million and $2.1 million, respectively, of non-cash property, plant and equipment additions, which were included within the changes in accounts payable and accrued liabilities on our condensed consolidated statements of cash flows. During the nine months ended September 30, 2015, we assigned a portion of our non-operating Eagle Ford assets to ARP in exchange for ARP funding our remaining $36.3 million of deferred Eagle Ford Acquisition purchase price, which represented a non-cash transaction within our condensed consolidated statement of cash flows.

For the three months ended September 30, 2016 and 2015, we recorded $4,000 and $3,000, respectively, of accretion expense related to our asset retirement obligations within in depreciation, depletion and amortization in our condensed consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, we recorded $11,000 and $10,000, respectively, of accretion expense related to our asset retirement obligations within depreciation, depletion and amortization in our condensed consolidated statements of operations.

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

We recorded net derivative liabilities of $0.2 million and net derivative assets of $0.4 million on our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gains (losses) recognized on cash settlement	$65	$197	$(25)	$197
Changes in fair value on open derivative contracts	61	516	(342)	563
Gain (loss) on mark-to-market derivatives	$126	$713	$(367)	$760

The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the date indicated (in thousands):

Offsetting Derivatives as of September 30, 2016	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$154	$(154)	$—
Long-term portion of derivative assets	27	(27)	—
Total derivative assets	$181	$(181)	$—
Current portion of derivative liabilities	$(221)	$154	$(67)
Long-term portion of derivative liabilities	(149)	27	(122)
Total derivative liabilities	$(370)	$181	$(189)

Offsetting Derivatives as of December 31, 2015
Current portion of derivative assets	$399	$(96)	$303
Long-term portion of derivative assets	162	(53)	109
Total derivative assets	$561	$(149)	$412
Current portion of derivative liabilities	$(96)	$96	$—
Long-term portion of derivative liabilities	(53)	53	—
Total derivative liabilities	$(149)	$149	$—

As of September 30, 2016, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Liability
			(in thousands)(2)
2016(3)	14,500	$46.938	$(29)
2017	37,100	$49.968	(50)
2018	26,500	$48.850	(110)
		Net liabilities	$(189)

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward WTI crude oil prices, as applicable.
(3)	The production volumes for 2016 include the remaining three months of 2016 beginning October 1, 2016.

On May 1, 2015, we entered into a secured credit facility agreement with a syndicate of banks. As of September 30, 2016, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of September 30, 2016. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

We use a market approach fair value methodology to value our outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of September 30, 2016 and December 31, 2015, all of our derivative financial instruments were classified as Level 2.

Information for financial instruments measured at fair value at September 30, 2016 and December 31, 2015 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2016
Assets, gross
Commodity swaps	$—	$181	$—	$181
Total derivative assets, gross	—	181	—	181
Liabilities, gross
Commodity swaps	—	(370)	—	(370)
Total derivative liabilities, gross	—	(370)	—	(370)
Total derivatives, fair value, net	$—	$(189)	$—	$(189)
As of December 31, 2015
Assets, gross
Commodity swaps	$—	$561	$—	$561
Total derivative assets, gross	—	561	—	561
Liabilities, gross
Commodity swaps	—	(149)	—	(149)
Total derivative liabilities, gross	—	(149)	—	(149)
Total derivatives, fair value, net	$—	$412	$—	$412

Other Financial Instruments

Our other current assets and liabilities on our condensed consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1.

The fair value of the warrants associated with the issuance of common limited partner units in 2015 (see Note 8) was measured using a Black-Scholes pricing model which was based on Level 3 inputs including an exercise price of $10.00, discount rate of 0.5%, an expected term of 1.5 years, expected dividend yield of 7.0% and estimated volatility rate of 50%. The volatility rate used was consistent with that of ARP at the time the warrants were issued. The estimated fair value per warrant was $1.47, which includes a $0.37 liquidity adjustment. There were no warrants issued for the three and nine months ended September 30, 2016.

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan. AGP GP receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both the three months ended September 30, 2016 and 2015, we paid $0.6 million, related to this management fee. During the nine months ended September 30, 2016 and 2015, we paid $1.7 million and $1.2 million, respectively, related to this management fee. We were required to pay AGP GP an amount equal to any actual, out-of-pocket expenses related to the Private Placement Offering and the formation and financing of us, including legal costs incurred by AGP GP, which payments were approximately 2% of the gross proceeds of the Private Placement Offering. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and AGP GP discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, we had payables to ATLS of $0.5 million and $0.7 million, respectively, related to the management fee, direct costs and allocated indirect costs, which was recorded in advances from affiliates in the condensed consolidated balance sheets.

Relationship with Titan/ARP. At the direction of ATLS, we reimburse Titan/ARP for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. In addition, Anthem Securities, Inc. (“Anthem”), a wholly owned subsidiary of Titan (previously of ARP), acted as dealer manager for our Private Placement Offering, which was completed in June 2015. As the dealer manager, Anthem received compensation from us equal to a maximum of 12% of the gross proceeds of the Private Placement

Offering as selling commissions, marketing efforts, and other issuance costs. We recorded $0.4 million and $12.7 million of costs to Anthem within common limited partners’ interests on our condensed consolidated statements of partners’ capital for the three and nine months ended September 30, 2015, respectively. Anthem is currently acting as the dealer manager for our issuance and sale in a continuous offering of up to a maximum agreement amount of 100,000,000 common units representing limited partner interests in us as further described in our registration statement on Form S-1. We will pay Anthem (1) compensation equal to 3.00% of the gross proceeds of the offering (Anthem may reallow up to 1.50% of gross offering proceeds it receives as dealer manager fees to participating broker-dealers, but expects to reallow 1.25% of gross offering proceeds to participating broker-dealers); (2) 7.00% and 3.00% of aggregate gross proceeds from the sale of Class A common units and Class T common units, respectively, as sales commissions; (3) with respect to Class T common units, a distribution and unitholder servicing fee in the aggregate amount of 4.00% of the gross proceeds from the sale of Class T common units, which distribution and unitholder servicing fee will be withheld from cash distributions otherwise payable to the purchasers of Class T common units at a rate of $0.025 per quarter per unit. As of September 30, 2016, we had a $0.1 million payable to Titan and as of December 31, 2015, we had a $8.7 million receivable from ARP related to the direct costs, indirect cost allocation, dealer manager costs and timing of funding of cash accounts, which was recorded in advances to/from affiliates in the condensed consolidated balance sheets. As disclosed in Note 2, our management recently decided to temporarily suspend our primary offering efforts.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of September 30, 2016, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits. The agreements provide for severance payments under certain circumstances.

As of September 30, 2016, we did not have any commitments related to our drilling and completion and capital expenditures.

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

Through the completion of our Private Placement Offering on June 30, 2015, we issued $233.0 million, or 23,300,410 of our common limited partner units, in exchange for proceeds to us, net of dealer manager fees and commissions and expenses, of $203.4 million. ATLS purchased 500,010 common units for $5.0 million during the offering. In connection with the issuance of common limited partner units, unitholders received 2,330,041 warrants to purchase our common units at an exercise price of $10.00 per unit.

During the nine months ended September 30, 2015, we sold an aggregate of 12,623,500 of our common limited partner units at a gross offering price of $10.00 per unit. In connection with the issuance of common limited partner units, unitholders received 1,262,350 warrants to purchase our common limited partner units at an exercise price of $10.00 per unit.

As a result of management’s decision to temporarily suspend our current primary offering efforts (see Note 2), we reclassified $5.3 million of offering costs to other loss on our condensed consolidated statement of operations.  These offering costs were previously capitalized within our condensed consolidated statement of partners’ capital as an offset to any proceeds raised in our current primary offering and includes $1.5 million that were previously capitalized in our condensed consolidated statements of partners’ capital as of December 31, 2015.

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

During the nine months ended September 30, 2016, we paid distributions of $12.2 million to common limited partners ($0.1750 per unit per quarter) and $0.3 million to the general partner’s Class A units ($0.1750 per unit per quarter). During the nine months ended September 30, 2015, we paid distributions of $6.5 million to common limited partners ($0.1750 per unit per quarter) and $0.1 million to the general partner’s Class A units ($0.1750 per unit per quarter).

NOTE 10 – SUBSEQUENT EVENTS

Primary Offering Suspension. As disclosed in Note 2, on November 2, 2016, management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

Cash Distributions Suspension. As disclosed in Note 2, on November 2, 2016, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets due to the suspension of our current primary offering.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”) with operations primarily focused in the Eagle Ford Shale in south Texas. Our general partner, Atlas Growth Partners GP, LLC (“AGP GP”) owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and effectively controls us.

Atlas Energy Group, LLC (“ATLS” or “Atlas Energy”), a publicly traded Delaware limited liability company (OTC: ATLS) manages and controls us through its 2.1% limited partner interest in us and 80% member interest in AGP GP. Current and former members of ATLS management own the remaining 20% member interest in AGP GP.

In addition to its general and limited partner interest in us, ATLS also holds a Series A Preferred Share (which entitles it to receive 2% of distributions, subject to potential dilution in the event of future equity interests and to appoint four of seven directors) in Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and NGLs, with operations in basins across the United States, and a general and limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, which incubate new MLPs and invest in existing MLPs.

FINANCIAL PRESENTATION

Our consolidated balance sheets at September 30, 2016 and December 31, 2015, and the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 include our accounts and our wholly-owned subsidiaries. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Actual balances and results could be different from those estimates. All significant intercompany transactions and balances have been eliminated in the consolidation of the financial statements.

RECENT DEVELOPMENTS

ARP Restructuring and Emergence from Chapter 11 Bankruptcy Proceedings. Atlas Resource Partners, L.P. (“ARP”), was a publicly traded Delaware master-limited partnership in which ATLS held general and limited partner interests. On July 25, 2016, ARP and certain of its subsidiaries and ATLS, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) for a prepackaged restructuring that reduced debt on its balance sheet (the “ARP Restructuring”). On July 27, 2016, ARP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York. The cases commenced thereby were jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”  We and ARP were affiliates through the ownership by our common parent, ATLS. ARP emerged from bankruptcy on September 1, 2016, as Titan.

We were not a party to the Restructuring Support Agreement, and the ARP Restructuring did not materially impact us.

The ARP Restructuring did not materially impact ATLS or its ownership interest in us, including ATLS’ control of our general partner, AGP GP. The debt structure of ATLS was recently modified, and ATLS was not a party to the ARP Restructuring. ATLS remains controlled by the same ownership group and management team and thus, the ARP Restructuring did not have a material impact on the ability of management to operate us or the other ATLS managed businesses.

Effective Registration Statement. Our Registration Statement on Form S-1 (Registration Number: 333-207537) (our “Form S-1”) was declared effective by the Securities and Exchange Commission (the “SEC”) on April 5, 2016. We are offering in the aggregate up to 100,000,000 Class A common units and Class T common units, each representing limited partner interests in us, pursuant to a primary offering on a "best efforts" basis. We must receive minimum offering proceeds of $1.0 million to break escrow, and the maximum offering proceeds of the primary offering may not exceed $1.0 billion. The Class A common units will be sold for a cash purchase price of $10.00 and the Class T common units will be sold for a cash purchase price of $9.60, with the remaining $0.40 constituting the Class T common unitholders' deferred payment obligation to us. We are also offering up to 21,505,376 Class A common units at $9.30 per unit pursuant to a distribution reinvestment plan. Our management recently decided to temporarily suspend our primary offering efforts.

Primary Offering Suspension. On November 2, 2016, management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

Cash Distributions Suspension. On November 2, 2016, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets due to the suspension of our current primary offering.

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

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines since the fourth quarter of 2014 through the third quarter of 2016. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

There were no gross or net dry wells drilled during the periods presented below. The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross wells drilled(1):
Eagle Ford	—	—	—	—
Marble Falls	—	—	—	—
Mississippi Lime	—	—	—	—
Total	—	—	—	—
Net wells drilled(1):
Eagle Ford	—	—	—	—
Marble Falls	—	—	—	—
Mississippi Lime	—	—	—	—
Total	—	—	—	—
Gross wells turned in line(2):
Eagle Ford	—	2	2	4
Marble Falls	—	—	—	—
Mississippi Lime	—	—	—	—
Total	—	2	2	4
Net wells turned in line(2):
Eagle Ford	—	2	2	4
Marble Falls	—	—	—	—
Mississippi Lime	—	—	—	—
Total	—	2	2	4
(1)	There were no exploratory wells drilled during the three and nine months ended September 30, 2016 and 2015.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production volumes per day:(1)
Eagle Ford:
Natural gas (Mcfd)	268	236	275	118
Oil (Bpd)	651	854	871	521
NGLs (Bpd)	56	49	57	25
Total (Mcfed)	4,506	5,655	5,845	3,397
Marble Falls:
Natural gas (Mcfd)	133	300	149	425
Oil (Bpd)	8	26	10	40
NGLs (Bpd)	17	38	19	55
Total (Mcfed)	283	689	321	992
Mississippi Lime:
Natural gas (Mcfd)	21	39	22	50
Oil (Bpd)	2	4	2	6
NGLs (Bpd)	2	3	2	4
Total (Mcfed)	44	82	46	107
Total production volumes per day:(1)
Natural gas (Mcfd)	422	574	445	594
Oil (Bpd)	661	885	883	566
NGLs (Bpd)	75	91	78	84
Total (Mcfed)	4,833	6,426	6,213	4,497
Total production volumes:(1)
Natural gas (MMcf)	39	53	122	162
Oil (000’s Bbls)	61	81	242	155
NGLs (000’s Bbls)	7	8	21	23
Total (MMcfe)	445	591	1,702	1,228

(1)

Oil and NGLs are converted to gas equivalent basis at the rate of one barrel of oil or NGLs to six Mcf of natural gas. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for oil. The following table presents our production revenues and average sales prices for our natural gas, oil, and natural gas liquids production for the three and nine months ended September 30, 2016 and 2015 along with our average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production revenues (in thousands):(1)
Natural gas revenue	$108	$139	$269	$430
Oil revenue	2,586	3,640	8,740	7,287
NGLs revenue	98	99	269	290
Total revenues	$2,792	$3,878	$9,278	$8,007
Average sales price:
Natural gas (per Mcf):(2)
Total realized price, after hedge	$2.78	$2.63	$2.20	$2.65
Total realized price, before hedge	$2.78	$2.63	$2.20	$2.65
Oil (per Bbl):(2)
Total realized price, after hedge(3)	$42.80	$47.14	$37.09	$48.39
Total realized price, before hedge	$42.56	$44.72	$36.12	$47.09
NGLs (per Bbl):(2)
Total realized price, after hedge	$14.28	$11.88	$12.58	$12.63
Total realized price, before hedge	$14.28	$11.88	$12.58	$12.63
Production costs (per Mcfe):(2)
Eagle Ford:
Lease operating expenses	$0.75	$0.55	$0.77	$0.54
Production taxes	0.29	0.32	0.26	0.34
Transportation and compression	0.14	0.08	0.11	0.07
	$1.18	$0.94	$1.14	$0.95
Marble Falls:
Lease operating expenses	$1.54	$2.78	$1.95	$2.42
Production taxes	0.42	0.30	0.39	0.29
Transportation and compression	—	—	—	—
	$1.96	$3.08	$2.33	$2.71
Mississippi Lime:
Lease operating expenses	$0.75	$2.80	$3.78	$1.91
Production taxes	0.25	—	0.08	0.07
Transportation and compression	0.50	0.40	0.39	0.44
	$1.50	$3.20	$4.25	$2.42
Total production costs:
Lease operating expenses	$0.79	$0.81	$0.85	$0.99
Production taxes	0.30	0.31	0.26	0.32
Transportation and compression	0.14	0.07	0.11	0.06
	$1.23	$1.20	$1.22	$1.37

(1)	Production revenues exclude the impact of our commodity derivative cash settlements because we do not apply hedge accounting (see “Item 1. Financial Statements – Note 4”).
(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Includes the impact of $16,000 and $0.2 million of cash settlements for the three months ended September 30, 2016 and 2015 on our oil derivative contracts, respectively. Includes the impact of $0.2 million of cash settlements for each of the nine months ended September 30, 2016 and 2015 on our oil derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Gas and oil production revenues	$2,792	$3,878	$9,278	$8,007
Gas and oil production costs	$548	$709	$2,080	$1,684

The decrease in gas and oil production revenues for the three months ended September 30, 2016 as compared to the prior year period consisted of a $1.1 million decrease attributable to production from our Eagle Ford operations and a $0.1 million decrease attributable to our Marble Falls operations.

The increase in gas and oil production revenues for the nine months ended September 30, 2016 as compared to the prior year period consisted of a $2.2 million increase attributable to production from our Eagle Ford operations, partially offset by a $0.8 million decrease attributable to our Marble Falls operations and a $0.1 million decrease attributable to our Mississippi Lime operations.

The decrease in gas and oil production expenses for the three months ended September 30, 2016 as compared to the prior year period primarily consisted of a decrease of $0.2 million attributable to our Marble Falls operations.

The increase in gas and oil production expenses for the nine months ended September 30, 2016 as compared to the prior year period primarily consisted of a $0.9 million increase attributable to our Eagle Ford operations, partially offset by a decrease of $0.5 million attributable to our Marble Falls operations.

OTHER REVENUES AND EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$126	$713	$(367)	$760

Other Expenses
General and administrative	$2,726	$2,690	$8,118	$10,027
Depreciation, depletion and amortization	3,898	2,848	11,424	5,095
Asset impairment	—	7,291	—	7,291
Other loss	$5,297	$—	$5,297	$—

Gain (Loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized losses and gains during the three and nine months ended September 30, 2016, respectively, are related to the changes in oil prices during the three and nine months ended September 30, 2016 as compared to the prior year periods.

Other loss. The increases in other loss for the three and nine months ended September 30, 2016 as compared to the prior year periods were due to a $5.3 million write-off of issuer costs in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

General and Administrative Expenses. The decrease in general and administrative expenses for the nine months ended September 30, 2016 as compared to the prior year period was due to a $2.0 million decrease in salaries, wages and other corporate activity costs allocated to us by ATLS and ARP in connection with the completion of our private placement offering in June 2015.

Depreciation, Depletion and Amortization. The increases in depreciation, depletion and amortization for the three and nine months ended September 30, 2016, respectively, were primarily due to a $1.1 million increase and a $6.3 million increase in our depletion expense as compared to the prior year periods, respectively. The following table presents our depletion expense per Mcfe for our operations for the respective periods (in thousands, except per Mcfe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depletion expense:
Total	$3,857	$2,713	$11,306	$4,958
Depletion expense as a percentage of gas and oil production revenue	138%	67%	122%	60%

Depletion per Mcfe	$8.68	$4.59	$6.64	$4.04

The increases in depletion expense, depletion expenses as a percentage of gas and oil revenues and depletion expenses per Mcfe, were primarily due to an increase in our depletion expense associated with the expansion of our Eagle Ford operations, partially offset by a decrease in oil volumes from our Marble Falls operations.

Asset Impairment. For the three and nine months ended September 30, 2015, we recognized $7.3 million of asset impairment related to our proved oil and gas properties in the Marble Falls and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices. There were no impairments of proved gas and oil properties recorded for the three and nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

General

We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including our private placement offering completed in June 2015. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014.  Although oil and natural gas prices increased slowly over the three months ended September 30, 2016, these lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position.

On November 2, 2016, management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets due to the suspension of our current primary offering.  Accordingly, these decisions raise substantial doubt about our ability to continue as a going concern.  Management determined that substantial doubt is alleviated through management’s plans to reduce general and administrative expenses, the majority of which represent allocations from ATLS.

Cash Flows— Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$7,463	$(23,880)
Net cash used in investing activities	(6,575)	(65,643)
Net cash (used in) provided by financing activities	(16,238)	94,343

The change in cash flows provided by (used in) operating activities when compared with the comparable prior year period was primarily due to:

•

an increase in our advances from affiliates of $29.3 million related to the direct costs, indirect cost allocation, dealer manager costs for operating activities and timing of funding of cash accounts; and

•	an increase in our gas and oil production revenues of $1.3 million primarily related to the expansion of our Eagle Ford operations.

The change in cash flows used in investing activities when compared with the comparable prior year period was primarily due to:

•	a decrease of $44.7 million in net cash paid for acquisitions related to the funding of our Eagle Ford asset acquisition in 2015; and
•	a decrease of $14.2 million in capital expenditures due to lower capital expenditures related to our drilling activities.

The change in cash flows (used in) provided by financing activities when compared with the comparable prior year period was primarily due to:

•	a decrease of $104.7 million in net proceeds from issuance of common limited partner units due to our Private Placement Offering funds raised in the first half of 2015; and
•	an increase of $5.9 million in distributions paid to unitholders due to an increase in the number of common units outstanding after the completion of our Private Placement Offering.

Capital Requirements

At September 30, 2016, our capital expenditures primarily relate to our well drilling and leasehold acquisition costs. The following table summarizes our total capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total capital expenditures	$248	$7,659	$6,575	$20,777

During the three months ended September 30, 2016, our total capital expenditures consisted primarily of $0.2 million for wells drilled compared with $9.8 million for the comparable prior year period, $3,000 of leasehold acquisition costs compared with a reduction of $2.1 million for the prior year comparable period and $0.1 million of gas and gathering costs compared with no costs for the prior year comparable period.

During the nine months ended September 30, 2016, our total capital expenditures consisted primarily of $6.2 million for wells drilled compared with $22.1 million for the comparable prior year period, $0.1 million of leasehold acquisition costs compared with a reduction of $1.3 million for the prior year comparable period and $0.3 million of gas and gathering costs compared with no costs for the prior year comparable period.

As of September 30, 2016, we did not have any commitments for our drilling and completion and capital expenditures, excluding acquisitions.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we did not have any off-balance sheet commitment arrangements for our drilling and completion and capital expenditures, excluding acquisitions

CREDIT FACILITY

On May 1, 2015, we entered into a secured credit facility agreement with Wells Fargo. As of September 30, 2016, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of September 30, 2016. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

ISSUANCE OF UNITS

On April 5, 2016, our Form S-1 was declared effective by the SEC.

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

Through the completion of our Private Placement Offering on June 30, 2015, we issued $233.0 million, or 23,300,410 of our common limited partner units, in exchange for proceeds to us, net of dealer manager fees and commissions and expenses, of $203.4 million. ATLS purchased 500,010 common units for $5.0 million during the offering. In connection with the issuance of common limited partner units, unitholders received 2,330,041 warrants to purchase our common units at an exercise price of $10.00 per unit.

During the nine months ended September 30, 2015, we sold an aggregate of 12,623,500 of our common limited partner units at a gross offering price of $10.00 per unit. In connection with the issuance of common limited partner units, unitholders received 1,262,350 warrants to purchase our common limited partner units at an exercise price of $10.00 per unit.

On November 2, 2016, management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

As a result of management’s decision to temporarily suspend our current primary offering efforts (see Note 2), we reclassified $5.3 million of offering costs to other loss on our condensed consolidated statement of operations.  These offering costs were previously capitalized within our condensed consolidated statement of partners’ capital as an offset to any proceeds raised in our current primary offering and includes $1.5 million that were previously capitalized in our condensed consolidated statements of partners’ capital as of December 31, 2015.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2016. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ending September 30, 2017 of $0.7 million.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years.

As of September 30, 2016, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016(2)	14,500	$46.938
2017	37,100	$49.968
2018	26,500	$48.850

(1)“Bbl” represents barrels.

(2)The production volumes for 2016 include the remaining three months of 2016 beginning October 1, 2016.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A:	RISK FACTORS

There have been no material changes to the Risk Factors disclosed in our registration statement on Form S-1 (Registration Number: 333-207537) except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and as follows:

Due to our substantial liquidity concerns, we may be unable to continue as a going concern.

Continued declines in commodity prices coupled with the suspension of our primary offering activities raise substantial doubt about our ability to continue as a going concern. While our management has taken what it believes to be appropriate actions to mitigate the concern, including reducing our general and administrative expenses and suspending our quarterly distributions, there can be no assurance that such actions will be sufficient.

ITEM 6:	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Growth Partners, L.P. (1)

3.2	First Amended and Restated Limited Partnership Agreement of Atlas Growth Partners, L.P. (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Schema Document(3)

101.CAL	XBRL Calculation Linkbase Document(3)

101.LAB	XBRL Label Linkbase Document(3)

101.PRE	XBRL Presentation Linkbase Document(3)

101.DEF	XBRL Definition Linkbase Document(3)

(1) Previously filed as an exhibit to registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015.

(2) Previously filed as an exhibit to Current Report on Form 8-K filed on April 6, 2016.

(3) Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: November 7, 2016	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Date: November 7, 2016	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer

Date: November 7, 2016	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer