Form 10-K
period 2016-12-31
Atlas Growth Partners, L.P.
filed 2017-04-17
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common units representing limited partner interests; warrants to purchase common units at an exercise price of $10.00 per common unit

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding common limited partner units of the registrant on April 12, 2017 was 23,300,410.

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS GROWTH PARTNERS, L.P.

INDEX TO ANNUAL REPORT

ON FORM 10-K

GLOSSARY OF TERMS

Unless the context otherwise requires, references below to “Atlas Growth Partners, L.P.,” “Atlas Growth Partners,” “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas Growth Partners, L.P. and our consolidated subsidiaries.

Bbl. One barrel of crude oil, condensate or other liquid hydrocarbons equal to 42 United States gallons.

Bcfe. One billion cubic feet equivalent, determined using a ratio of six Mcf of gas to one Bbl oil, condensate or natural gas liquids.

Bpd. Barrels per day.

Btu. One British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

condensate. Condensate is a mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

developed acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

DRIP. Distribution reinvestment plan.

dry hole or well. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

exploratory well. An exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well (as such terms are defined in the federal securities laws).

FASB. Financial Accounting Standards Board.

field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.

fractionation. The process used to separate a natural gas liquid stream into its individual components.

GAAP. Generally Accepted Accounting Principles in the United States of America.

gross acres or gross wells. A gross well or gross acre is a well or acre in which the registrant owns a working interest.

IDR. Incentive distribution rights.

MLP. Master limited partnership.

MBbl. One thousand barrels of crude oil, condensate or other liquid hydrocarbons.

Mcf. One thousand cubic feet of natural gas; the standard unit for measuring volumes of natural gas.

Mcfe. Mcf of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Mcfd. One thousand cubic feet per day.

Mcfed. One Mcfe per day.

MMBbl. One million barrels of crude oil, condensate or other liquid hydrocarbons.

MMBtu. One million British thermal units.

MMcfe. One million cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

MMcfed. One MMcfe per day.

net acres or net wells. A new well or net acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions of whole numbers.

natural gas liquids or NGLs —A mixture of light hydrocarbons that exist in the gaseous phase at reservoir conditions but are recovered as liquids in gas processing plants. NGL differs from condensate in two principal respects: (1) NGL is extracted and recovered in gas plants rather than lease separators or other lease facilities; and (2) NGL includes very light hydrocarbons (ethane, propane, butanes) as well as the pentanes-plus (the main constituent of condensates).

NYMEX. The New York Mercantile Exchange.

NYSE. The New York Stock Exchange.

oil. Crude oil and condensate.

Partnership Agreement. Our First Amended and Restated Limited Partnership Agreement.

productive well. A producing well or well that is found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil and gas well.

proved developed reserves. Reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

proved reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i)	The area of the reservoir considered as proved includes:
(a)	The area identified by drilling and limited by fluid contacts, if any, and
(b)

Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii)

In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii)

Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv)	Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:
(a)

Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and

(b)	The project has been approved for development by all necessary parties and entities, including governmental entities.
(v)

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

proved undeveloped reserves or PUDs. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

PV-10. Present value of future net revenues. See the definition of “standardized measure.”

recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

reserves. Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

SEC. Securities Exchange Commission.

standardized measure. Standardized measure, or standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities, is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (using prices and costs in effect as of the date of estimation) without giving effect to non-property related expenses such as general and administrative expenses, debt service or to depreciation, depletion and amortization and discounted using an annual discount rate of 10%. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

successful well. A well capable of producing oil and/or gas in commercial quantities.

undeveloped acreage or undeveloped acres. Undeveloped acreage encompasses those leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves.

working interest. An operating interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and the responsibility to pay royalties and a share of the costs of drilling and production operations under the applicable fiscal terms. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100.00% working interest in a lease burdened only by a landowner’s royalty of 12.50% would be required to pay 100.00% of the costs of a well but would be entitled to retain 87.50% of the production.

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	the suspension of our primary offering efforts and our quarterly distribution;
•	our ability to continue as a going concern;
•	our ability to generate and use of the proceeds of our public offering;
•	our business and investment strategy;
•	our ability to make acquisitions and other investments in a timely manner or on acceptable terms;
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

•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	our ability to generate sufficient cash flows to make distributions to our unitholders;
•	the degree and nature of our competition; and
•	the availability of qualified personnel at our general partner and Atlas Energy Group, LLC.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under “Risk Factors”.  Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

Should one or more of the risks or uncertainties described in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

PART I

ITEM 1:	BUSINESS

General

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

Our primary business objective is to generate an attractive total return, consisting of current distributions and capital appreciation, through the acquisition of oil and gas assets in North America. As of December 31, 2016, our estimated proved reserves were 23 Bcfe. Of the estimated proved reserves, approximately 30% were proved developed and approximately 87% were oil. For the year ended December 31, 2016, our average daily net production was approximately 5.7 MMcfe.

Recent Developments

Primary Offering Suspension. On November 2, 2016, our management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. At this time, we can provide no certainty as to when or if our primary offering efforts will be reinstituted.

Cash Distributions Suspension. On November 2, 2016, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

ARP Restructuring and Emergence from Chapter 11 Bankruptcy Proceedings. Atlas Resource Partners, L.P. (“ARP”), was a publicly traded Delaware master-limited partnership in which ATLS held general and limited partner interests. On July 25, 2016, ARP and certain of its subsidiaries and ATLS, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) for a prepackaged restructuring that reduced debt on its balance sheet (the “ARP Restructuring”). On July 27, 2016, ARP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York. The cases commenced thereby were jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”  We and ARP were affiliates through the ownership by our common parent, ATLS. ARP emerged from bankruptcy on September 1, 2016, as Titan Energy, LLC (“Titan”).

We were not a party to the Restructuring Support Agreement, and the ARP Restructuring did not materially impact us.

The ARP Restructuring did not materially impact ATLS or its ownership interest in us, including ATLS’ control of our general partner, AGP GP. The debt structure of ATLS was modified in March 2016 and ATLS was not a party to the ARP Restructuring. ATLS remains controlled by the same ownership group and management team and thus, the ARP Restructuring did not have a material impact on the ability of management to operate us or the other ATLS managed businesses.

Geographic and Geologic Overview

Through December 31, 2016, our production positions were in the following areas:

Eagle Ford. The Eagle Ford Shale is an Upper Cretaceous-age formation that is prospective for horizontal drilling in approximately 26 counties across South Texas. Target vertical depths range from 4,000 to some 11,000+ feet with thickness from 40 to over 400 feet. The Eagle Ford formation is considered to be the primary source rock for many conventional oil and gas fields including the prolific East Texas Oil Field, one of the largest oil fields in the contiguous United States. We own oil, natural gas and NGL interests in approximately 2,833 net acres, of which 1,592 are undeveloped, non-producing net acres and 704 are developed net acres, in the Eagle Ford Shale in Atascosa County, Texas. We acquired our Eagle Ford position through a series of acquisitions in 2014 and 2015 for approximately $100 million. During the year, we averaged 5.3 MMcfe/d net production volumes. We estimate 23 Bcfe of total proved reserves for our Eagle Ford position, of which 89% are oil.

Marble Falls. The Marble Falls play is Pennsylvanian-age formation located above the Barnett Shale and beneath the Atoka at depths of approximately 5,500 feet and ranges in thickness from 50 and 500 feet. We own oil, natural gas and natural gas liquids interests in approximately 2,208 net acres, of which 770 are undeveloped, non-producing net acres and 1,438 are developed net acres in the Marble Falls formation and the Barnett Shale, in Jack County, Texas. During the year, we averaged 0.32 MMcfe/d net production volumes. We estimate 0.5 Bcfe of total proved reserves for our North Texas positions, of which 100% are proved developed and producing (“PDP”).

Mississippi Lime. The Mississippi Lime formation is an expansive carbonate hydrocarbon system and is located at depths between 4,000 and 7,000 feet between the Pennsylvanian-aged Morrow formation and the Devonian-age world-class source rock Woodford Shale formation. The Mississippi Lime formation can reach 600 feet in gross thickness, with a targeted porosity zone between 50 and 100 feet thickness. We own a non-operated 21.25% working interest in two wells in the Mississippi Lime formation in Garfield County, Oklahoma, operated by SandRidge Energy, Inc. During the year, we averaged 0.043 MMcfe/d net production volumes. We estimate 0.15 Bcfe of proved reserves in our Mississippi Lime positions, of which 45% are gas.

Gas and Oil Production

Production Volumes

The following table presents our total net natural gas, oil and NGL production volumes and production per day for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Production per day:

Natural gas (Mcfd)	422	557	691
Oil (Bpd)	799	667	117
NGLs (Bpd)	73	81	88
Total (Mcfed)	5,657	5,047	1,920

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for oil and natural gas. The following table presents production revenues and average sales prices for our direct interest natural gas, oil and NGL production, along with average production costs, which include lease operating expenses, taxes and transportation and compression costs, for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Production revenues (in thousands):
Natural gas revenue	$358	$518	$1,009
Oil revenue	11,121	10,959	3,770
NGLs revenue	372	369	928
Total revenues	$11,851	$11,846	$5,707

Average sales price:
Natural gas (per Mcf):
Total realized price, after hedge	$2.32	$2.55	$4.00
Total realized price, before hedge	$2.32	$2.55	$4.00
Oil (per Bbl):
Total realized price, after hedge(1)	$38.69	$46.83	$88.61

	Years Ended December 31,
Total realized price, before hedge	$38.00	$44.98	$88.61
NGLs (per Bbl):
Total realized price, after hedge	$13.87	$12.51	$28.80
Total realized price, before hedge	$13.87	$12.51	$28.80
Production costs (per Mcfe):
Lease operating expenses	$0.86	$0.83	$2.47
Production taxes	0.32	0.31	0.48
Transportation and compression	0.11	0.07	—
	$1.28	$1.21	$2.95
(1)	Includes the impact of $0.2 million and $0.5 million of cash settlements for the years ended December 31, 2016 and 2015, respectively, on our crude oil derivative contracts.

Drilling Activities

Our drilling activities are conducted mostly on undeveloped acreage. There were no gross or net dry wells drilled during the periods presented below. The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Gross wells drilled(1)(2)	—	—	13
Net wells drilled(1)(2)	—	—	11
Gross wells turned in line (3)	2	6	15
Net wells turned in line(3)	2	6	13

(1)	There were no exploratory wells drilled for each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

(3)       The drilling activity related to Eagle Ford was included effective November 5, 2014, the date of acquisition. Ten wells were drilled by the prior owner but not yet turned in line, at the date of acquisition.

We do not operate any of the rigs or related equipment used in our drilling operations, relying instead on specialized subcontractors or joint venture partners for all drilling and completion work. This enables us to streamline operations and conserve capital for investments in new wells, infrastructure and property acquisitions, while generally retaining control over all geological, drilling, engineering and operating decisions. We perform regular inspection, testing and monitoring functions on each of our operated wells.

As of December 31, 2016, we did not have any ongoing drilling activities.

Natural Gas and Oil Leases

The typical oil and gas lease agreement provides for the payment of a percentage of the proceeds, known as a royalty, to the mineral owner(s) for all natural gas, oil and other hydrocarbons produced from any well(s) drilled on the leased premises. In Oklahoma (Mississippi Lime play) and Texas (Eagle Ford Shale and Marble Falls play), both states where we have acquired acreage positions, royalties are commonly in the 15-25% range, resulting in net revenue interests to us in the 75-85% range.

In the Texas Eagle Ford Shale and Oklahoma Mississippi Lime play, where horizontal wells are generally drilled on much larger drilling units (sometimes approaching 1,000 acres), the mineral and/or surface rights are generally acquired from multiple parties.

Because the acquisition of hydrocarbon leases in highly desirable basins is an extremely competitive process, and involves certain geological and business risks to identify prospective areas, leases are frequently held by other oil and gas operators. In order to access the rights to drill on those leases held by others, we may elect to farm-in lease rights and/or purchase assignments of leases from competitor operators. Typically, the assignor of such leases will reserve an overriding royalty interest (over and above the existing mineral owner royalty), that can range from 2-3% up to as high as 7% or 8%, and sometimes contain options to convert the overriding royalty interests to working interests at payout of a well. Areas where farm-ins are utilized can result in additional reductions in our net revenue interests, depending upon their terms and how much of a particular drilling unit the farm-in acreage encompasses.

There will be occasions where competitors owning leasehold interests in areas where we want to drill will not farm-out or sell their leases, but will instead join us as working interest partners, paying their proportionate share of all drilling and operating costs in a well. However, it is generally our goal to obtain 100% of the working interest in any and all new wells that we operate.

Contractual Revenue Arrangements

Natural Gas and Oil Production

Natural Gas. We market the majority of our natural gas production to gas marketers directly or to third party plant operators who process and market our gas. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The pricing index for our Eagle Ford production is primarily Houston Ship Channel, primarily Waha for our Marble Falls production and primarily Southern Star for our Mississippi Lime production.

We  sell the majority of natural gas produced at monthly, fixed index first of the month prices and a smaller portion at index daily prices. We do not have delivery commitments or firm transportation contracts for fixed and determinable quantities of natural gas in any future periods under existing contracts or agreements.

Crude Oil. Crude oil produced from our wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting on behalf of the oil purchaser. The crude oil is typically sold at the prevailing spot market price for each region, less appropriate trucking/pipeline charges. We do not have delivery commitments or firm transportation contracts for fixed and determinable quantities of crude oil in any future periods under existing contracts or agreements.

Natural Gas Liquids. NGLs are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas to meet pipeline specifications for transport or sale to end users or marketers operating on the receiving pipeline. The resulting plant residue natural gas is sold as indicated above and our NGLs are generally priced and sold using the Mont Belvieu (TX) or Conway (KS) regional processing indices. The cost to process and fractionate the NGLs from the gas stream is typically either a volumetric fee for the gas and liquids processed or a percentage retention by the processing and fractionation facility. We do not have delivery commitments or firm transportation contracts for fixed and determinable quantities of NGLs in any future periods under existing contracts or agreements.

For the year ended December 31, 2016, Shell Trading Co and Enterprise Crude Oil, LLC individually accounted for approximately 64% and 29%, respectively. of our total natural gas, crude oil and NGLs production revenue with no other single customer accounting for more than 10% for this period, excluding the impact of all financial derivative activity.

Oil Hedging

We seek to provide greater stability in our cash flows through our use of financial hedges for our oil production. The financial hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures and options contracts with qualified counterparties. Financial hedges are contracts between ourselves and counterparties and do not require physical delivery of hydrocarbons. Financial hedges allow us to mitigate hydrocarbon price risk, and cash is settled to the extent there is a price difference between the hedge price and the actual NYMEX settlement price. Settlement typically occurs on a monthly basis, at the time in the future dictated within the hedge contract. Financial hedges executed in accordance with our secured credit facility do not require cash margin and are secured by our natural gas and oil properties. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, we have a management committee to assure that all financial trading is done in compliance with our hedging policies and procedures. We do not intend to contract for positions that we cannot offset with actual production.

Natural Gas Gathering Agreements

Virtually all natural gas produced is gathered through one or more pipeline systems before sale or delivery to a purchaser or an interstate pipeline. A gathering fee can be charged for each gathering activity that is utilized and by each separate gatherer providing the service. Fees will vary depending on the distance the gas travels and whether additional services such as compression, blending, or treating are provided.

Marble Falls production in Texas is gathered/processed by a variety of companies depending on the location of the production. As in the case of Mississippi Lime production, either a fee is charged for the gathering activity alone, or a gatherer/processor may provide a combination of services to include processing, fractionation and/or compression. In some instances, the market to which the gas is sold will deduct the third-party gathering fees from the proceeds payable and pay the third-party gatherers directly.

Mississippi Lime production is currently gathered and processed by SemGas and plant products including gas and NGL’s are sold to SemGas. SemGas returns 95 Percent of Proceeds of the revenues it receives to us from the sale of gas and NGL’s. The remaining 5% and a $0.3276 MMBtu gathering fee are paid to SemGas for all services provided.

Availability of Energy Field Services

We contract for drilling rigs and purchase goods and services necessary for the drilling and completion of wells from a number of drillers and suppliers, none of which supplies a significant portion of our annual needs. Over the past year, we and other oil and natural gas companies have experienced a significant reduction in drilling and operating costs. We cannot predict the duration or stability of the current level of supply and demand for drilling rigs and other goods and services required for our operations with any certainty due to numerous factors affecting the energy industry, including the supply and demand for natural gas and oil.

Competition

The oil and natural gas industry is highly competitive. We encounter strong competition from independent oil and gas companies, MLPs and from major oil and gas companies in acquiring properties, contracting for drilling equipment and arranging for the services of trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or other resources will permit.

Competition is strong for attractive oil and natural gas properties and there can be no assurances that we will be able to compete satisfactorily when attempting to make acquisitions. In general, sellers of producing properties are influenced primarily by the price offered for the property, although a seller also may be influenced by the financial ability of the purchaser to satisfy post-closing indemnifications, plugging and abandoning operations and similar factors.

We also may be affected by competition for drilling rigs, human resources and the availability of related oilfield services and equipment. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which have delayed development drilling and other exploitation activities and have caused significant price increases. We are unable to predict when, or if, such shortages may occur or how they would affect our development and exploitation program.

Environmental Matters and Regulation

Our operations relating to drilling and waste disposal are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As operators within the complex natural gas and oil industry, we must comply with laws and regulations at the federal, state and local levels. These laws and regulations can restrict or affect our business activities in many ways, such as by:

•	restricting the way waste disposal is handled;
•

limiting or prohibiting drilling, construction and operating activities in sensitive areas such as wetlands, coastal regions, non-attainment areas, tribal lands or areas inhabited by threatened or endangered species;

•	requiring the acquisition of various permits before the commencement of drilling;
•	requiring the installation of expensive pollution control equipment and water treatment facilities;
•

restricting the types, quantities and concentration of various substances that can be released into the environment in connection with siting, drilling, completion, production, and plugging activities;

•

requiring remedial measures to reduce, mitigate and/or respond to releases of pollutants or hazardous substances from existing and former operations, such as pit closure and plugging of abandoned wells;

•	enjoining some or all of the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations;
•	imposing substantial liabilities for pollution resulting from operations; and
•	requiring preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement with respect to operations affecting federal lands or leases.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where pollutants or wastes have been disposed or otherwise released. Neighboring landowners and other third parties can file claims for personal injury or property damage allegedly caused by noise and/or the release of pollutants or wastes into the environment. These laws, rules and regulations may also restrict the rate of natural gas and oil production below the rate that would otherwise be possible. The regulatory burden on the natural gas and oil industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently enact new, and revise existing, environmental laws and regulations, and any new laws or changes to existing laws that result in more stringent and costly waste handling, disposal and clean-up requirements for the natural gas and oil industry could have a significant impact on our operating costs.

We believe that our operations are in substantial compliance with applicable environmental laws and regulations, and compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, we cannot assure future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

Environmental laws and regulations that could have a material impact on our operations include the following:

National Environmental Policy Act. Natural gas and oil exploration and production activities on federal lands are subject to the National Environmental Policy Act, or “NEPA.” NEPA requires federal agencies, including the Department of Interior, to evaluate major federal agency actions having the potential to significantly affect the environment. In the course of such evaluations, an agency will typically require an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that will be made available for public review and comment. All of our proposed exploration and production activities on federal lands, if any, require governmental permits, many of which are subject to the requirements of NEPA. This process has the potential to delay the development of natural gas and oil projects.

Hydraulic Fracturing.  In recent years, federal, state, and local scrutiny of hydraulic fracturing has increased.  Regulation of the practice remains largely the province of state governments, except for a Bureau of Land Management rule that would have imposed conditions on fracturing operations on federal lands, which was enjoined by a federal court holding BLM lacked the authority to adopt the rule.  Common elements of state regulations governing hydraulic fracturing may include, but not be limited to, the following: requirement that logs and pressure test results are included in disclosures to state authorities; disclosure of hydraulic fracturing fluids and chemicals, potentially subject to trade secret/confidential proprietary information protections, and the ratios of same used in operations; specific disposal regimens for hydraulic fracturing fluids; replacement/remediation of contaminated water assets; and minimum depth of hydraulic fracturing.  In December 2016, EPA released the final report of its study of the impacts of hydraulic fracturing on drinking water in the U.S. finding that the hydraulic fracturing water cycle can impact drinking water resources under some circumstances.  Those circumstances included where (1) there are water withdrawals for hydraulic fracturing in times or areas of low water availability, (2) hydraulic fracturing fluids and chemicals or produced water are spilled, (3) hydraulic fracturing fluids are injected into wells with inadequate mechanical integrity, and (4) hydraulic fracturing wastewater is stored or disposed in unlined pits.  If new federal regulations were adopted as a result of these findings, they could increase our cost to operate.

Oil Spills.  The Oil Pollution Act of 1990, as amended (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe we have been in compliance with OPA, noncompliance could result in varying civil and criminal penalties and liabilities.

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, the federal regulations that implement the Clean Water Act, and analogous state laws and regulations a number of different types of requirements on our operations.  First, these laws and regulations impose restrictions and strict controls on the discharge of pollutants, including produced waters and other natural gas and oil wastes, into navigable waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state. These permits may require pretreatment of produced waters before discharge. Compliance with such permits and requirements may be costly. Second, the Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers.  The precise definition of waters and wetland subject to the dredge-and-fill permit requirement has been enormously complicated and is subject to on-going litigation.  A broader definition could result in more water and wetlands being subject to protection creating the possibility of additional permitting requirements for some of our existing or future facilities.  Third, the Clean Water Act also requires specified facilities to maintain and implement spill prevention, control and countermeasure plans and to take measures to minimize the risks of petroleum spills.   Federal and state regulatory agencies can impose administrative, civil and criminal penalties for failure to obtain or non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. We believe that our operations are in substantial compliance with the requirements of the Clean Water Act.

Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, the federal regulations that implement the Clean Air Act, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including drilling sites, processing plants, certain storage vessels and compressor stations, and also impose various monitoring and reporting requirements. These laws and regulations also apply to entities that use natural gas as fuel, and may increase the costs of customer compliance to the point where demand for natural gas is affected.  Clean Air Act rules impose additional emissions control requirements and practices on some of our operations. Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new or revised requirements. These regulations may increase the costs of compliance for some facilities. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We believe that our operations are in substantial compliance with the requirements of the Clean Air Act and comparable state laws and regulations.  While we will likely be required to incur certain capital expenditures in the future for air pollution control equipment to comply with applicable regulations and to obtain and maintain operating permits and approvals for air emissions, we believe that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than other similarly situated companies.

Greenhouse Gas Regulation and Climate Change. To date, legislative and regulatory initiatives relating to greenhouse gas emissions have not had a material impact on our business.  Under the past eight years during the Obama Administration several Clean Air Act regulations were adopted to reduce greenhouse gas emissions, and a couple foundational regulations were upheld by the courts.  President Trump pledged during the election campaign to suspend or reverse many if not all of the Obama Administration’s initiatives to reduce the nation’s emissions of greenhouse gases.  Some of the foundational regulations, however, appear unyielding.  It would be a significant departure from the principle of stare decisis for the Supreme Court to reverse its decision in Massachusetts v. EPA, 549 U.S. 497 (2007) holding that greenhouse gases are “air pollutants” covered by the Clean Air Act.  Similarly, reversing EPA’s final determination that greenhouse gases “endanger” public health and welfare, 74 Fed. Reg. 66,496 (Dec. 15, 2009), upheld in Coalition for Responsible Regulation, Inc. v. EPA, 684 F.3d 102 (D.C. Cir. 2012), would seem to require development of new scientific evidence that runs counter to general discoveries since that determination.

On March 28, 2017, President Trump issued an Executive Order on Promoting Energy Independence and Economic Growth explaining how his Administration would withdraw, rescind, revisit, or revise virtually every element the Obama Administration’s program for reducing greenhouse gas emissions. Under the Executive Order, some actions had immediate effect.  Other actions, including those most directly affecting our operations and the overall consumption of fossil fuels, will be the subject of potentially lengthy notice-and-comment rule-making.  With respect to rules more directly applicable to the types of operations we conduct, the Executive Order directed EPA to undertake new rule-making to revise or rescind 2015 methane emissions standards for new or modified wells.  Similarly, the Order directed the Department of Interior to re-write a 2015 rule imposing restrictions on fracturing operations conducted on federal land and a 2016 rule restricting flaring of methane emissions from oil and gas extraction on federal land. With respect to rules of greater applicability affecting overall consumption of fossil fuels, the Order instructed EPA to rewrite (1) the 2015 Clean Power Plan – the rule aimed at reducing greenhouse gas emissions from existing power plants by one-third (compared to 2005 levels), and (2) the 2015 New Source Rule setting greenhouse gas emission requirements for construction of new power plants.

While we generally foresee a less stringent approach to the regulation of greenhouse gases, undoing the Obama Administrations regulations of greenhouse gas emissions will necessarily involve lengthy notice-and-comment rulemaking and the resulting decisions may then be subject to litigation by those opposed to rolling back existing regulations.  Thus, it could be several years before existing regulations are off the books.  Opponents of the rollbacks, including states and environmental groups, may then decide to sue large sources of greenhouse gas emissions for the alleged nuisance created by such emissions.  In 2011, the Supreme Court held that federal common law nuisance claims were displaced by the EPA’s authority to regulate greenhouse gas emissions from large sources of emissions. If the Administration fails to pursue regulation of emissions from such sources or takes the position that it has no authority to do regulate their emissions, then it is possible that a court would find common law nuisance claims are no longer displaced.

Although further regulation of greenhouse gas emissions from our operations may stall at the federal level, it is possible that, in the absence of additional federal regulatory action, states may pursue additional regulation of our operations, including restrictions on new and existing wells and fracturing operations, as many states already have done.

Waste Handling. The Solid Waste Disposal Act, including RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. With authority granted by federal EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of crude oil and natural gas constitute “solid wastes,” which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous in the future. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as “solid waste.” The transportation of natural gas in pipelines may also generate some “hazardous wastes” that are subject to RCRA or comparable state law requirements.  We believe that our operations are currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations.  More stringent regulation of natural gas and oil exploration and production wastes could increase the costs to manage and dispose of such wastes.

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered under the statute to be responsible for the release of a “hazardous substance” (but excluding petroleum) into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  Our operations are, in many cases, conducted at properties that have been used for natural gas and oil exploitation and production for many years. Although we believe that we utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances may have been released on or under the properties owned or leased by us or on or under other locations, including off-site locations, where such substances have been taken for disposal.  We are not presently aware the need for us to respond to releases of hazardous substances that would impose costs that would be material to our financial condition.

OSHA and Chemical Reporting Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes.  On March 25, 2016, OSHA published its final Occupational Exposure to Respirable Crystalline Silica final rule, which imposes specific requirements to protect workers engaged in hydraulic fracturing.  81 Fed. Reg. 16,285.  The requirements of that final rule as it applies to hydraulic fracturing become effective June 23, 2018, except for the engineering controls component of the final rule, which has a compliance date of June 23, 2021.  We expect implementation of the rule to result in significant costs.  The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.  If the sectors to which community-right-to-know or similar chemical inventory reporting are expanded, our regulatory burden could increase.  We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Hydrogen Sulfide. Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans and can result in death. We conduct our natural gas extraction activities in certain formations where hydrogen sulfide may be, or is known to be, present. We employ numerous safety precautions at our operations to ensure the safety of our employees. There are various federal and state environmental and safety requirements for handling sour gas, and we are in substantial compliance with all such requirements.

Drilling and Production. State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of natural gas and oil properties. Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas, and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our or its wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax or impact fee with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.

State Regulation and Taxation of Drilling. The various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Pennsylvania has imposed an impact fee on wells drilled into an unconventional formation, which includes the Marcellus Shale. The impact fee, which changes from year to year, is based on the average annual price of natural gas as determined by the NYMEX price, as reported by the Wall Street Journal for the last trading day of each calendar month. For example, based upon natural gas prices for 2015, the impact fee for qualifying unconventional horizontal wells spudded during 2015 was $45,300 per well, while the impact fee for unconventional vertical wells was $9,100 per well. The payment structure for the impact fee makes the fee due the year after an unconventional well is spudded, and the fee will continue for 15 years for an unconventional horizontal well and 10 years for an unconventional vertical well. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources.

States may regulate rates of production and may establish maximum limits on daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells, the type of wells that may be drilled in the future in proximity to existing wells and to limit the number of wells or locations from which we can drill. Texas imposes a 7.5% tax on the market value of natural gas sold, 4.6% on the market value of condensate and oil produced and an oil field clean up regulatory fee of $0.000667 per Mcf of gas produced,  a regulatory tax of $.001875 and the oil field clean-up fee of $.00625 per barrel of crude. New Mexico imposes, among other taxes, a severance tax of up to 3.75% of the value of oil and gas produced, a conservation tax of up to 0.24% of the oil and gas sold, and a school emergency tax of up to 3.15% for oil and 4% for gas. Alabama imposes a production tax of up to 2% on oil or gas and a privilege tax of up to 8% on oil or gas. Oklahoma imposes a gross production tax of 7% per Bbl of oil, up to 7% per Mcf of natural gas and a petroleum excise tax of .095% on the gross production of oil and gas.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to occupational safety, resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect upon our unitholders.

Other Regulation of the Natural Gas and Oil Industry. The natural gas and oil industry is extensively regulated by federal, state and local authorities. Legislation affecting the natural gas and oil industry is under constant review for amendment or expansion, frequently increasing the regulatory burden on the industry. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the natural gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the natural gas and oil industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in their industries with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress and development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including natural gas and oil facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the potential costs to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Employees

We do not directly employ any of the persons responsible for our management or operation which is performed by  personnel employed by ATLS. As of December 31, 2016, approximately 389 ATLS employees provided direct management and support to our operations.

Available Information

We make our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, available through our website at www.atlasgrowthpartners.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The other information contained on or hyperlinked from our website does not constitute part of this report. You may also receive, without charge, a paper copy of any such filings by request to us at Park Place Corporate Center One, 1000 Commerce Drive, Suite 400, Pittsburgh, Pennsylvania 15275, telephone number (800) 251-0171. A complete list of our filings is available on the SEC’s website at www.sec.gov. Any of our filings are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

ITEM 1A:	RISK FACTORS

You should carefully consider each of the following risks, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this report. Some of the risks described below relate to our business, while others relate principally to the securities markets and ownership of our limited partnership interests. Partnership interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to an Investment in the Partnership

We may not have sufficient available cash to pay the full target distribution, or any distribution at all, on our common units and there is no guaranty that we will pay distributions to our unitholders in any quarter.

We may not have sufficient available cash each quarter to pay the full target distribution, or any distribution at all, to our unitholders. Furthermore, our Partnership Agreement does not require us to pay distributions on a quarterly basis or otherwise. The amount of cash we have to distribute each quarter principally depends on the revenue we receive for our natural gas, oil and natural gas liquids. In addition, the actual amount of cash we will have available to distribute each quarter under the cash distribution policy that the board of directors of our general partner has adopted will be reduced by working capital, operating expenses, future capital expenditures and credit needs and potential acquisitions that the board of directors may determine is appropriate. The board of directors of our general partner may change our cash distribution policy at any time without the approval of the unitholders or the conflicts committee of the board of directors of our general partner.

On November 2, 2016, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

We rely exclusively on our general partner and ATLS to provide us with its facilities and personnel and to conduct operations.

We have no employees and no separate facilities. Consequently, we rely exclusively on our general partner and, because our general partner has no direct employees, ultimately upon ATLS, to provide its facilities and personnel and to conduct operations. Our general partner and, through it, ATLS, have significant discretion as to the implementation of our operating policies and investment strategies. Moreover, we believe that our success depends to a significant extent upon the experience of ATLS’s management team. The departure of any of the members of this management team could harm our investment performance.

We may not have results similar to the results obtained by our general partner’s affiliates in their prior activities, and may incur losses.

Our general partner’s affiliates have sponsored numerous drilling and production programs and have actively developed and grown several MLPs. Because our activities will be in different geographic areas and geologic formations than many of the prior programs, and because of the different nature of the prior MLPs developed by our general partner’s affiliates, there can be no assurance that our results will be similar to those of the prior programs and MLPs, or that we, as a result of the risks discussed in this “Risk Factors” section, or other factors discussed elsewhere herein, will not incur losses. Our affiliates’ performance of their drilling obligations to us and our financial results may not be as successful as the drilling and financial results of Titan or ATLS’s other sponsored drilling and production programs and MLPs.

There is no guarantee of return of investment or rate of return on investment because of the speculative nature of drilling natural gas and oil wells.

Natural gas and oil exploration is an inherently speculative activity. Before the drilling of a well, our general partner cannot predict with absolute certainty:

•	the volume of natural gas and oil recoverable from the well; or
•	the time it will take to recover the natural gas and oil.

You may not recover any or all of your investment in us or, if you do recover your investment in us, you may not receive a rate of return on your investment that is competitive with other types of investments that may be available to you. Except in the case of a liquidity event, you will be able to recover your investment only through distributions of our net proceeds from the sale of our natural gas and oil from productive wells. We anticipate that a liquidity event will occur within five years. However, there is no requirement that a liquidity event will occur within a specified timeframe or at all.

Our quarterly distributions may not be sourced from our cash generated from operations but from offering proceeds, and borrowings, among other sources, and this will decrease our cash available for distributions in the future.

Our general partner intends to cause the Partnership to make the distribution to the holders of common units commencing with the initial closing of the offering of common units. There is no limitation on the amount of our distributions that can be funded from offering proceeds or financing proceeds. Our target distribution may be sourced from offering proceeds and borrowings, among other sources, rather than cash from operations. The payment of distributions from sources other than operating cash flow may decrease the cash available to invest in oil and gas properties, which may decrease our cash available for distributions in the future.

On November 2, 2016, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

Distributions from us may be a return of capital rather than a return on your investment.

The amount of cash that we have available for distribution will depend on our cash flow, including cash reserves, working capital and borrowings, if any, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses, and we may not make cash distributions during periods when we record net income.

If a listing event occurs, our Partnership Agreement will automatically be amended and restated, becoming the Post-Listing Partnership Agreement, which will alter some of your rights as a limited partner.

If we undertake a listing event, our Partnership Agreement will automatically be amended and restated to become the Post-Listing Partnership Agreement and the common units will automatically convert into the Post-Listing common units. Some of your rights as a limited partner will be altered as a result of that amendment and restatement, particularly voting rights. For a summary of the material differences between our Partnership Agreement and the Post-Listing Partnership Agreement (and thus the common units and Post-Listing common units). There is no requirement that a liquidity event will occur within a specified timeframe or at all.

We have limited operating history. We may not be able to operate our business successfully or generate sufficient cash flow to maintain distributions at our current level or make distributions at all to our limited partners.

We are a Delaware limited partnership formed in 2013 and are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not be able to achieve our investment objectives and that the value of an investment in us could decline substantially. Our ability to achieve returns for our limited partners depends on our ability both to continue to generate sufficient cash flow to pay distributions and to expand our operations, and we cannot assure you that we will be able to do either.

Increases in the costs of the wells or cost overruns may adversely affect your return.

Our general partner anticipates that it may use a portion of the net proceeds from our primary offering, if available, or seek debt financing to pay for any cost overrun in drilling or completing a well or wells. Using offering proceeds to pay for cost overruns may result in us drilling fewer wells or, if debt financing is used, incurring on-going debt service expenses. As a result of either situation, the amount of our cash available for distributions may be less than the amount that otherwise would have been available.

Compensation and fees to our general partner will reduce cash distributions.

Our general partner has received its general partner interest and its IDRs for only nominal consideration. In addition, our general partner will receive an annual management fee equal to 1.00% of total capital contributions to us (other than those of our general partner and its affiliates), payable quarterly, as well as reimbursement of direct costs regardless of the success of our wells. The amount of reimbursements paid to our general partner are subject to only narrow limits in certain circumstances: (1) the reimbursements of organization and offering costs to our general partner are limited to 2% of the aggregate proceeds of the primary offering if less than $500 million is raised or 1.5% if $500 million or more is raised, in each case excluding the DRIP; and (2) the reimbursements of administrative costs to our general partner are limited to those supportable as to the necessity of such reimbursement and the reasonableness of the amount charged and supported by appropriate invoices or other documentation and other considerations. Otherwise, our Partnership Agreement and the other agreements we have with our general partner do not place meaningful limits on the magnitude of potential reimbursements; specifically, our general partner will determine which costs incurred are reimbursable and there are no limits on the amount of reimbursements on administrative costs to be paid to our general partner. These fees and reimbursements will reduce the amount of cash otherwise available for distribution to our limited partners.

The intended quarterly distributions may be reduced or delayed.

Cash distributions may not be paid each quarter. Distributions may be reduced or deferred, in the discretion of our general partner, due to local, state and federal regulations regarding permitting, fracturing, production, conservation, water disposal and treatment and pipeline construction and transportation of natural gas and oil, or to the extent our revenues are used for any of the following:

•	repayment of borrowings, if any;

•	any cost overruns in drilling and completing wells;

•	remedial work to improve a well’s producing capability, including multiple hydraulic fracturing operations in each horizontal well;

•	our direct costs and general and administrative expenses;

•	reserves, including a reserve for the estimated costs of eventually plugging and abandoning the wells; or

•	indemnification of our general partner and its affiliates by us for losses or liabilities incurred in connection with our activities.

On November 2, 2016, our management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

Changes in laws or regulations that require an amendment to our Partnership Agreement could limit the rights of our limited partners.

Our general partner may, without the consent of our limited partners, amend our Partnership Agreement to reflect any changes as a result of a change in law or regulation that causes any term or condition set forth in this prospectus or our

Partnership Agreement to be no longer viable, as determined by our general partner in its sole discretion. Our general partner expects that any such changes will be made as narrowly as possible in order to effectuate the original intent of this prospectus and our Partnership Agreement. Nevertheless, any such change could limit the rights and obligations of the Partnership or our limited partners.

Our Post-Listing Partnership Agreement will designate the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which would limit our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees.

Our partnership agreement will provide that, with certain limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for any claims, suits, actions or proceedings (1) arising out of or relating in any way to our partnership agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our partnership agreement or the duties, obligations or liabilities among limited partners or of limited partners to us, or the rights or powers of, or restrictions on, the limited partners or us), (2) brought in a derivative manner on our behalf, (3) asserting a claim of breach of a duty owed by any director, officer or other employee of us or our general partner, or owed by our general partner, to us or the limited partners, (4) asserting a claim arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”) or (5) asserting a claim against us governed by the internal affairs doctrine. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other court) in connection with any such claims, suits, actions or proceedings. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its board of directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or the members of its board of directors on an annual or other continuing basis. The board of directors of our general partner is elected by its unitholders. Furthermore, the vote of the holders of at least a majority of all outstanding common units is required to remove our general partner.

We may issue an unlimited number of common units and other equity securities, including interests that are senior to the common units offered hereby, without approval of our limited partners, which would dilute your ownership interests in us.

Our Partnership Agreement does not limit the number of common units or other equity securities that we may issue at any time without the approval of our limited partners, including those issued pursuant to our DRIP. In addition, we may issue an unlimited amount of interests that are senior to your interests in right of distribution, liquidation and voting. The issuance by us of equity interests of equal or senior rank will have the following effects:

•	your proportionate ownership interest in us will decrease;

•	your voting rights may be subject to voting rights of the newly issued interests;

•	the amount of cash available for distribution on your interests may decrease; and

•	the ratio of taxable income to distributions may increase.

In addition, the payment of distributions on any additional interests may increase the risk that we will not be able to make distributions at prior levels. To the extent new interests are senior to the interests offered hereby, their issuance will increase the uncertainty of the payment of distributions.

The common units are not liquid and your ability to resell your common units will be limited by the absence of a public trading market and substantial transfer restrictions.

If you invest in us, then you must assume the risks of an illiquid investment. The common units generally will not be liquid because there is not a readily available market for the sale of common units, and one is not expected to develop. Furthermore, although our Partnership Agreement contains provisions designed to permit the listing of the common units on a national securities exchange, the common units are currently not listed on any exchange or over-the-counter market and we may not be able to effect such listing within the expected five-year time frame or at all. Your inability to sell or transfer your common units increases the risk that you could lose some or all of your investment because, if we are unable to meet our performance goals, you may not have the ability to transfer your common units prior to our winding up and liquidation.

We may be unable to sell our properties or list the common units on a national securities exchange within our planned timeline or at all.

We expect to either sell our properties and distribute the proceeds of the sale, after payment of liabilities and expenses, to our partners, with the approval of our general partner, or list the common units on a national securities exchange by June 30, 2020. The decision to sell our properties will be based on a number of factors, including the domestic and foreign supply of and demand for oil, natural gas and other hydrocarbons, commodity prices, demand for oil and natural gas assets in general, the value of our assets, the projected amount of our oil and gas reserves, general economic conditions and other factors that are out of our control. In addition, the ability to list our common units on a national securities exchange will depend on a number of factors, including the state of the U.S. securities markets, our ability to meet the listing requirements of national securities exchanges, securities laws and regulations and other factors. If we are unable to either sell our properties or list the common units on a national securities exchange in accordance with our current plans, you may be unable to sell or otherwise transfer your common units and you may lose some or all of your investment. There is no requirement that a liquidity event occur within a specified timeframe or at all.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, financial condition and cash available for distribution.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit and the Chinese economy have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil, natural gas and natural gas liquids, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates further, worldwide demand for petroleum products could diminish, which could impact the price at which oil, natural gas and natural gas liquids produced from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our results of operations, financial condition and cash available for distribution.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common units held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (a) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (b) comply with new audit rules adopted by the PCAOB, (c) provide certain disclosures relating to executive compensation generally required for larger public companies or (d) hold shareholder advisory votes on executive compensation.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We have elected to take advantage of the benefits of this extended transition period. That is, when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Risks Related to Conflicts of Interest

Our Partnership Agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our Partnership Agreement contains provisions that reduce the fiduciary standards to which our general partner is held. For example, our Partnership Agreement permits our general partner to:

•	have business interests or activities that may conflict with us;

•	devote only so much of its time as is necessary to manage the affairs of us, as determined by our general partner in its sole discretion;

•	conduct business with us in a capacity other than as general partner or sponsor as described in our Partnership Agreement;

•	with respect to farmouts to our general partner and its affiliates or unaffiliated third parties, our general partner will be subject to the lesser standard of prudent operator;

•	manage multiple programs simultaneously; and

•	be indemnified and held harmless.

By purchasing a Unit, you and the other unitholders agree to be bound by the provisions of the Partnership Agreement, including the provisions discussed above.

ATLS, our general partner and the oil and gas and other professionals assembled by our general partner, face competing demands relating to their time, and this may cause our operations and our unitholders’ investments to suffer.

We rely on our general partner for the day-to-day operation of our business and the selection of our oil and gas properties. Certain of the directors and officers of ATLS and our general partner are key executives in other programs sponsored by ATLS and its affiliates. As a result of their interests in other programs sponsored by our sponsor, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other programs sponsored by ATLS and its affiliates and other business activities in which they are involved. In addition, ATLS and its affiliates operate in the same industry as us and thus remain subject to all of the same risks that our business faces. The NYSE commenced proceedings to delist ATLS’s common units from the NYSE as a result of ATLS’s failure to comply with the NYSE’s continued listing standards. The NYSE suspended the trading of ATLS’s common units at the close of trading on March 18, 2016, and ATLS’s common unit began trading on the OTCQX on March 21, 2016. ATLS’s delisting from the NYSE could have a negative effect on ATLS and its affiliates’ ability to operate our business and could impact our securities, as well. As a result, the returns on our investments, and the value of our unitholders’ investments, may decline.

The fiduciary duties of our general partner’s officers and directors may conflict with those they may have to affiliates of our general partner.

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including ATLS and its affiliates), on the one hand, and the Partnership and our limited partners, on the other hand. Conflicts may arise as a result of the duties of our general partner to act for the benefit of its owners, which may conflict with our interests and the interests of its unitholders. The directors and officers of ATLS have duties to manage ATLS and our general partner in a manner beneficial to its owners. In addition, many of the officers and directors of our general partner serve in similar capacities with ATLS and its affiliates, which may lead to additional conflicts of interest. At the same time, our general partner has certain fiduciary or contractual duties to us and our limited partners under our Partnership Agreement, the Post-Listing Partnership Agreement and applicable law.

Conflicts of interest between our general partner and our limited partners may not necessarily be resolved in favor of our limited partners.

There are potential conflicts of interest between our limited partners and our general partner and its affiliates. These conflicts of interest include the following:

•	our general partner has determined the compensation and reimbursement that it and its affiliates will receive in connection with us without arm’s-length negotiations;

•

we may be in competition with other oil and natural gas partnerships that have been and may be formed by our general partner and its affiliates in the future, including competition for properties to be acquired;

•	we may compete for management’s time and attention with other entities that our general partner and its affiliates may sponsor and/or manage in the future;

•	we may acquire projects from our general partner and its affiliates, and it is possible that those projects could constitute a substantial portion of our total projects;

•

on behalf of us, our general partner must monitor and enforce its own compliance with our Partnership Agreement and any activities conducted for us by officers, directors or employees of ATLS or its affiliates, all of whom are affiliates of our general partner;

•	our general partner will determine the amount and timing of cash distributions from us and the amount of cash reserved by us for future operations;

•

if our general partner, as tax matters partner, represents us before the IRS there could be a potential conflict between our general partner’s determination of what is in the best interest of our limited partners as a group and the interests of a particular limited partner, including decisions as to whether to expend our funds to contest a proposed adjustment by the IRS, if any; and

•	the same legal counsel represents our general partner and us.

These conflicts of interest may not be resolved in a way satisfactory to some or all of our limited partners.

We may choose not to retain separate counsel or other service providers for ourselves or for the holders of common units.

The attorneys, independent accountants and others who perform services for us have been retained by our general partner. Attorneys, independent accountants and others who perform services for us are selected by our general partner or the conflicts committee of the board of directors of our general partner and may perform services for our general partner and its affiliates. We may retain separate counsel for ourselves or the conflict committee in the event of a conflict of interest between our general partner and its affiliates, on the one hand, and us or the holders of common units, on the other, depending on the nature of the conflict, although we may choose not to do so.

We and other partnerships sponsored by affiliates of ATLS may compete with each other for prospects, equipment, subcontractors and personnel.

We and other partnerships sponsored by affiliates of ATLS may have unexpended capital funds at the same time. Thus, we and these partnerships or joint ventures may compete for suitable prospects, equipment, subcontractors and the services of ATLS’s personnel. This may make it more difficult for us to pursue our acquisition and drilling activities and lessen the ability of us to make distributions.

Risks Related to the Partnership’s Oil and Gas Operations

Natural gas and oil prices fluctuate widely, and low prices for an extended period would likely have a material adverse impact on our business.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil, which have declined substantially. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results and could result in an impairment charge.

Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include but are not limited to the following:

•

the levels and location of natural gas and oil supply and demand and expectations regarding supply and demand, including the potential long-term impact of an abundance of natural gas and oil on the domestic and global natural gas and oil supply;

•	the level of industrial and consumer product demand;
•	weather conditions;
•	fluctuating seasonal demand;
•	political conditions or hostilities in natural gas and oil producing regions, including the Middle East, Africa and South America;
•	the ability of the members of the Organization of Petroleum Exporting Countries and other exporting nations to agree to and maintain oil price and production controls;
•	the price level of foreign imports;
•	actions of governmental authorities;
•	the availability, proximity and capacity of gathering, transportation, processing and/or refining facilities in regional or localized areas that may affect the realized price for natural gas and oil;
•	inventory storage levels;
•	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental and climate change regulation;
•	the price, availability and acceptance of alternative fuels;
•	technological advances affecting energy consumption;
•	speculation by investors in oil and natural gas;
•	variations between product prices at sales points and applicable index prices; and
•	overall economic conditions, including the value of the U.S. dollar relative to other major currencies.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil.  In the past, the prices of natural gas, NGLs and oil have been extremely volatile, and we expect this volatility to continue.  During the year ended December 31, 2016, the NYMEX Henry Hub natural gas index price ranged from a high of $3.93 per MMBtu to a low of $1.64 per MMBtu, and West Texas Intermediate (“WTI”) oil prices ranged from a high of $54.06 per bbl to a low of $26.21 per bbl.

A continuation of the prolonged substantial decline in the price of oil and natural gas will likely have a material adverse effect on our financial condition and results of operations. We may use various derivative instruments in connection with anticipated oil and natural gas sales to reduce the impact of commodity price fluctuations.  However, the entire exposure of our operations from commodity price volatility is not currently hedged, and we may not be able to hedge such exposure going forward. To the extent we do not hedge against commodity price volatility, or our hedges are not effective, our results of operations and financial position may be further diminished.

In addition, low oil and natural gas prices have reduced, and may in the future further reduce, the amount of oil and natural gas that can be produced economically by our operators. This scenario may result in our having to make substantial downward adjustments to our estimated proved reserves, which could negatively impact our borrowing base and our ability to fund our operations. If this occurs or if production estimates change or exploration or development results deteriorate, successful efforts method of accounting principles may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties.  Our operators could also determine during periods of low commodity prices to shut in or curtail production from wells on our properties.  In addition, they could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.

 Competition in the natural gas and oil industry is intense, which may hinder our ability to acquire natural gas and oil properties and to obtain capital, contract for drilling equipment and secure trained personnel.

We operate in a highly competitive environment for acquiring properties and other natural gas and oil companies, attracting capital, contracting for drilling equipment and securing trained personnel. Our competitors may be able to pay more for natural gas, natural gas liquids and oil properties and drilling equipment and to evaluate, bid for and purchase a greater number of properties than our financial or personnel resources permit. Moreover, our competitors for investment capital may have better track records in their programs, lower costs or stronger relationships with participants in the oil and gas investment community than we do. Any of these factors could make it more difficult for us to execute our business strategy. We may not be able to compete successfully in the future in acquiring leasehold acreage or prospective revenues or in raising additional capital.

Furthermore, competition arises not only from numerous domestic and foreign sources of natural gas and oil but also from other industries that supply alternative sources of energy, such as wind or solar power. Competition is intense for the acquisition of leases considered favorable for the development of natural gas and oil in commercial quantities. Product availability and price are the principal means of competition in selling natural gas and oil. Many oil and gas companies possess greater financial and other resources than we do, which may enable them to identify and acquire desirable properties and market their natural gas and oil production more effectively than we can.

Shortages of drilling rigs, equipment and crews, or the costs required to obtain the foregoing in a highly competitive environment, could impair our operations and results.

Increased demand for drilling rigs, equipment and crews, due to increased activity by participants in our primary operating areas or otherwise, can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. Shortages of, or increasing costs for, experienced drilling crews and oil field equipment and services could restrict our ability to drill wells and conduct our operations. Any delay in the drilling of new wells or significant increase in drilling costs could reduce our revenues.

Previous drilling by others may reduce our ability to find economically recoverable quantities of natural gas or oil.

Our primary drilling areas are located in areas where other oil and gas companies have previously drilled wells. As a result, many of the areas to be drilled by us are in locations that have already been partially depleted or drained by earlier drilling. This may reduce our ability to find economically recoverable quantities of natural gas and oil in those areas.

Significant physical effects of climate change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

Climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, our exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our production activities either because of climate-related damages to our facilities or our costs of operation potentially rising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

We depend on certain key customers for sales of our natural gas, crude oil and NGLs. To the extent these customers reduce the volumes of natural gas, crude oil and NGLs they purchase or process from us, or cease to purchase or process natural gas, crude oil and NGLs from us, our revenues and cash available for distribution could decline.

We sell natural gas, crude oil and NGLs under contracts to purchasers in the normal course of business. For the year ended December 31, 2016, Shell Trading Co and Enterprise Crude Oil, LLC individually accounted for approximately 64% and 29%, respectively. of our total natural gas, crude oil and NGLs production revenue, excluding the impact of all financial derivative activity. If one or more of our customers ceased purchasing our natural gas, crude oil and NGLs altogether, the loss of such customer could have a detrimental effect on our production volumes in general and on our ability to find substitute customers to purchase our production volumes, which could in turn reduce our revenue and cash available for distribution.

An increase in the differential between the NYMEX or other benchmark prices of natural gas and oil and the wellhead price that we receive for our production could significantly reduce our cash available for distribution and limit our ability to maintain or expand our operations.

The prices that we receive for our natural gas and oil production sometimes reflect a discount to relevant benchmark prices, such as those on the New York Mercantile Exchange, or NYMEX. The difference between the benchmark price and the price that we receive is called a differential. Increases in the differential between the benchmark prices for natural gas and oil and the wellhead price that we receive could significantly reduce our cash available for distribution and limit our ability to maintain or expand our operations.

Drilling for and producing natural gas and oil are high-risk activities with many uncertainties.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for natural gas and oil can be uneconomic, not only because dry holes may be drilled, but also because productive wells may not produce sufficient revenues to be commercially viable. This risk is exacerbated by the current decline in oil and gas prices. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	higher costs, shortages or delivery delays of equipment and services;
•	unexpected operational events and drilling conditions;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	title problems;
•	pipeline ruptures or spills;
•	compliance with environmental and other governmental requirements;
•	unusual or unexpected geological formations;
•	formations with abnormal pressure;
•	injury or loss of life and property damage to a well or third-party property;

•	leaks or discharges of toxic gases, brine, natural gas, oil, hydraulic fracturing fluid and wastewater from a well;
•	environmental accidents, including groundwater contamination;
•	fires, blowouts, craterings and explosions; and
•	uncontrollable flows of natural gas or oil well fluids.

Any one or more of these factors could reduce or delay our receipt of drilling and production revenues and increase our costs, thereby reducing our ability to make distributions to our limited partners. In addition, any of these events can cause substantial losses, which may not fully be covered by insurance, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties, which could reduce our cash flow and our ability to make distributions to our limited partners.

Although we maintain insurance against various losses and liabilities arising from our operations, insurance against all operational risks are not available to us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could reduce our results of operations.

Our operations require substantial capital expenditures to increase our asset base.  If we are unable to obtain needed capital or financing on satisfactory terms, our asset base will decline, which could cause our revenues to decline.

The natural gas and oil industry is capital intensive.  If we are unable to obtain sufficient capital funds on satisfactory terms, we may be unable to increase or maintain our inventory of properties and reserve base, or be forced to curtail drilling or other activities.  This could cause our revenues to decline and diminish our ability to service any debt that we may have at such time.  If we do not make sufficient or effective capital expenditures, including with funds from third-party sources, we will be unable to expand our business operations.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would reduce our cash flows from operations and income.

Producing natural gas and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our natural gas and oil reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our reserves and economically finding or acquiring additional recoverable reserves. Our ability to find and acquire additional recoverable reserves to replace current and future production at acceptable costs depends on our generating sufficient cash flow from operations and other sources of capital, including our primary offering, all of which are subject to the risks discussed elsewhere in this section.

The recent decrease in natural gas and oil prices, or any further decrease in commodity prices, could subject our oil and gas properties to impairment losses under U.S. generally accepted accounting principles.

U.S. generally accepted accounting principles require oil and gas properties and other long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. We and our general partner will test our oil and gas properties on a field-by-field basis, by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and estimated abandonment costs is less than the estimated expected undiscounted future cash flows. Expected future cash flows are estimated based on our or our general partner’s own economic interests and our plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. We and our general partner estimate prices based on current contracts in place at the impairment testing date, adjusted for basis differentials and market related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. Natural gas and oil prices remain volatile and have recently declined substantially and could continue to decrease in the future. Prolonged depressed prices of natural gas or oil may cause the carrying value of our or our general partner’s oil and gas properties to exceed the expected future cash flows, and require that an impairment loss be recognized.  For the year ended December 31, 2016, we recognized $25.4 million and $16.5 million of asset impairment related to our proved and unproved oil and gas properties in the Eagle Ford operating area, respectively, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties.

Estimates of reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Underground accumulations of natural gas and oil cannot be measured in an exact way. Natural gas and oil reserve engineering requires subjective estimates of underground accumulations of natural gas and oil and assumptions concerning future natural gas prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Our estimates of our proved reserves are prepared by our internal engineers. Over time, our internal engineers may make material changes to reserve estimates taking into account the results of actual drilling and production. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, we will make certain assumptions regarding future natural gas prices, production levels and operating and development costs that may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect estimates of reserves, the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. Our standardized measure is calculated using natural gas prices that do not include financial hedges. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of natural gas and oil we ultimately recover being different from the reserve estimates.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of the estimated natural gas and oil reserves. We base the estimated discounted future net cash flows from proved reserves on historical prices and costs, but actual future net cash flows from our natural gas and oil properties will also be affected by factors such as:

•	actual prices received for natural gas and oil;
•	the amount and timing of actual production;
•	the amount and timing of capital expenditures;
•	supply of and demand for natural gas and oil; and
•	change in governmental regulations or taxation.

The timing of both the production and incurrence of expenses in connection with the development and production of natural gas and oil properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10.00% discount factor that we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the company or the natural gas and oil industry in general.

Any significant variance in our assumptions could materially affect the quantity and value of reserves, the amount of standardized measure, and the financial condition and results of operations. In addition, our reserves or standardized measure may be revised downward or upward based upon production history, results of future exploitation and development activities, prevailing natural gas and oil prices and other factors. A material decline in prices paid for our production can reduce the estimated volumes of reserves because the economic life of the wells could end sooner. Similarly, a decline in market prices for natural gas or oil may reduce our standardized measure.

Hedging transactions may limit our potential gains or cause us to lose money.

Pricing for natural gas, NGLs and oil has been volatile and unpredictable for many years. To limit exposure to changing natural gas and oil prices, we may use financial hedges and physical hedges for our production. Physical hedges are not deeded hedges for accounting purposes because they require firm delivery of natural gas and oil and are considered normal sales of natural gas and oil.

In addition, we may enter into financial hedges, which may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act. The futures contracts are commitments to purchase or sell natural gas and oil at future dates and generally cover one-month periods for up to six years in the future. The over-the-counter derivative contracts are typically cash settled by determining the difference in financial value between the contract price and settlement price and do not require physical delivery of hydrocarbons.

These hedging arrangements may reduce, but will not eliminate, the potential effects of changing commodity prices on our cash flow from operations for the periods covered by these arrangements. Furthermore, while intended to help reduce the effects of volatile commodity prices, such transactions, depending on the hedging instrument used, may limit our potential gains if commodity prices were to rise substantially over the price established by the hedge. In addition, these arrangements expose us to risks of financial loss in a variety of circumstances, including when:

•	a counterparty is unable to satisfy its obligations;
•	production is less than expected; or
•	there is an adverse change in the expected differential between the underlying price in the derivative instrument and actual prices received for our production.

In addition, it is not always possible for us to engage in a derivative transaction that completely mitigates our exposure to commodity prices and interest rates. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices and interest rates for which we are unable to enter into a completely effective hedge transaction.

The failure by counterparties to our derivative risk management activities to perform their obligations could have a material adverse effect on our results of operations.

The use of derivative risk management transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. If any of these counterparties were to default on its obligations under our derivative arrangements, such a default could have a material adverse effect on our results of operations, and could result in a larger percentage of our future production being subject to commodity price changes.

Due to the accounting treatment of derivative contracts, increases in prices for natural gas, crude oil and NGLs could result in non-cash balance sheet reductions and non-cash losses in our statement of operations.

We account for our derivative contracts by applying the mark-to-market accounting treatment required for these derivative contracts. We could recognize incremental derivative liabilities between reporting periods resulting from increases or decreases in reference prices for natural gas, crude oil and NGLs, which could result in us recognizing a non-cash loss in our combined statements of operations and a consequent non-cash decrease in our equity between reporting periods. Any such decrease could be substantial. In addition, we may be required to make cash payments upon the termination of any of these derivative contracts.

Regulations adopted by the Commodities Futures Trading Commission could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The ongoing implementation of derivatives legislation adopted by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. The Dodd-Frank Act, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation requires the Commodities Futures Trading Commission, (the “CFTC”), and the SEC to promulgate rules and regulations implementing the new legislation. The CFTC finalized many of the regulations associated with the reform legislation, and is in the process of implementing position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. Certain bona fide hedging transactions would be exempt from these position limits. The CFTC adopted final rules establishing margin requirements for uncleared swaps entered by swap dealers, major swap participants and financial end users (though non-financial end users are excluded from margin requirements).  While, as a non-financial end user, we are not subject to margin requirements, application of these requirements to our counterparties could affect the cost and availability of swaps we use for hedging. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.

The new legislation and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our derivative contracts in existence at that time, and increase our exposure to less creditworthy counterparties. If we reduce or change the way we use derivative instruments as a result of the legislation or regulations, our results of operations may become more volatile and cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was also intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations and/or cash flows.

We may not be able to identify suitable oil and gas properties.

Our investment strategy depends on our ability to acquire projects. We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully. Furthermore, acquisitions involve a number of risks and challenges, including difficulty in assessing recoverable reserves, future production rates, operating costs, infrastructure requirements, environmental and other liabilities, and other factors beyond our control. As a result, we may not recover our investment in a project from the sale of production from the project, or may not recognize an acceptable return from investments we make. A downturn in the credit markets and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. During such times, our ability to borrow monies to finance the purchase of, or other activities related to, oil and gas assets will be negatively impacted. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may decrease significantly below the amount we paid for the assets.

Also, the more common units we sell in our primary offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. We can give no assurance that we will be successful in identifying or, even if identified, acquiring suitable properties on financially attractive terms or that our objectives will be achieved. If we are unable to identify and acquire suitable properties promptly, we will hold the proceeds from our primary offering in an interest-bearing account or invest the proceeds in short-term assets. Any of these factors could adversely affect our ability to achieve our anticipated levels of cash flow from our projects, pay distributions and meet our investment objectives.

Acquired properties may prove to be worth less than we paid, or provide less than anticipated proved reserves or production, because of uncertainties in evaluating recoverable reserves, well performance and potential liabilities, as well as uncertainties in forecasting oil and natural gas prices and future development, production and marketing costs.

Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, development potential, well performance, future oil and natural gas prices, operating costs and potential environmental and other liabilities. Our estimates of future reserves and estimates of future production for our acquisitions are initially based on detailed information furnished by the sellers and subject to review, analysis and adjustment by our or our general partner’s internal staff, typically without consulting independent petroleum engineers. Such assessments are inexact and their accuracy is inherently uncertain; our proved reserves estimates may thus exceed actual acquired proved reserves. In connection with our assessments, we perform a review of the acquired properties that we believe is generally consistent with industry practices. However, such a review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We may not inspect every well. Even when we do inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. As a result of these factors, the purchase price we pay to acquire oil and natural gas properties may exceed the value we realize.

Also, our reviews of the properties included in the acquisitions are inherently incomplete because it is generally not feasible to perform an in-depth review of the individual properties involved in each acquisition given the time constraints imposed by the applicable acquisition agreement. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and potential.

Acquired properties may not produce as projected and we may be unable to determine reserve potential, identify all liabilities associated with the properties or obtain protection from sellers against such liabilities.

One of our investment strategies is to capitalize on opportunistic acquisitions of natural gas reserves. However, reviews of acquired properties are often incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties also may not necessarily reveal existing or potential problems, and may not permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well that we acquire. Potential problems, such as deficiencies in the mechanical integrity of equipment or environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we inspect a well. Any unidentified problems could result in material liabilities and costs that negatively affect our financial condition and results of operations.

Even if we are able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable or may be limited by floors and caps, and the financial wherewithal of such seller may significantly limit our ability to recover our costs and expenses. Any limitation on our ability to recover the costs related any potential problem could materially impact our financial condition and results of operations.

Ownership of our oil, gas and natural gas liquids production depends on good title to our property.

Good and clear title to our oil and gas properties is important. Although we will generally conduct title reviews before the purchase of most oil, gas, natural gas liquids and mineral producing properties or the commencement of drilling wells, such reviews do not assure that an unforeseen defect in the chain of title will not arise to defeat our claim, which could result in a reduction or elimination of the revenue received by us from such properties.

Local and municipal laws could also result in increased costs and additional operating restrictions or delays.

In addition to state law, local land use restrictions, such as municipal ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing and related operations in particular.  In some jurisdictions, the authority of localities to regulate hydraulic fracturing has become contentious.  Courts have been asked to determine whether state regulatory schemes “pre-empt” local regulation.  The outcome of legal challenges to local efforts to regulate hydraulic fracturing depends in large part on the intent of the State legislature and the comprehensiveness of its statutory scheme.  If the right of municipalities to impose additional requirements is upheld, and municipalities elect to do so, local rules could impose additional constraints – such as siting and setback restrictions – and costs on our operations.

We must operate in accordance with comprehensive environmental laws that affect the manner, feasibility and cost of our operations.

Our intended operations will be regulated extensively at the federal, state and local levels. Our operations, wells and other facilities will be subject to stringent and complex federal, state and local environmental laws governing air emissions, water use and wastewater discharge, hazardous waste management and hazardous substance response. In some cases, we may be required to obtain environmental assessments, environmental impact studies, and/or plans of development before commencing drilling and production activities. Our activities may be subject to regulations regarding conservation practices. These regulations affect our operations and may limit the quantity of natural gas and oil we may produce and sell. Compliance with environmental laws will add to the costs of planning, designing, drilling, installing, operating and abandoning natural gas and oil wells.

Our ability to remove, treat, recycle or otherwise dispose of water will affect our production, and the cost of water treatment and disposal may affect our ability to make distributions.

Hydraulic fracturing requires large amounts of water and results in water discharges that must be treated, recycled or otherwise disposed. Environmental regulations governing the injection, withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, and all of which could have an adverse effect on our operations and financial performance. Although not anticipated by our general partner, we may need to drill our own water disposal wells. We anticipate that we will use trucks to transport the water to water disposal wells or water treatment or recycling facilities, in certain areas, and that it will pipe the water to disposal wells in other areas. If, however, we needed to drill our own disposal wells, there is a risk that we could not operate a gas production well at its full capacity until the required permit for the water disposal well was issued. Finally, if the environmental laws governing the management of produced waters become more stringent, they could restrict our ability to conduct hydraulic fracturing or increase our cost.

Rules regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs.

In 2012, USEPA established the NSPS rule for oil and natural gas production, transmission, and distribution, and also made significant revisions to the existing National Emission Standards for Hazardous Air Pollutants (“NESHAP”) rules for oil and natural gas production, transmission, and storage facilities. These rules require oil and natural gas production facilities to conduct “green completions” for hydraulic fracturing, which is recovering rather than venting the gas and natural gas liquids that come to the surface during completion of the fracturing process. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment.  Both the NSPS and NESHAP rules continue to evolve based on new information and changing environmental concerns.   President Trump’s March 28, 2017, Executive Order on Promoting Energy Independence and Economic Growth ordered federal agencies to revisit federal rules aimed at limiting methane emissions from oil and gas wells.  We believe it will be several years before those new rules are fully implemented.

States are also proposing increasingly stringent requirements for air pollution control and permitting for well sites and compressor stations. For example, in January 2016, the Governor of Pennsylvania announced a comprehensive new regulatory strategy for reducing methane emissions from new and existing oil and natural gas operations, including well sites, compressor stations, and pipelines. Implementation of this strategy will result in significant changes to the air permitting and pollution control standards that apply to the oil and gas industry in Pennsylvania.  It may also influence air programs in other oil and gas-producing states.  Moreover, West Virginia issued General Permit 70-A for natural gas production facilities at the well site in 2013.  In response to industry concerns regarding the restrictiveness of the general permit, in November 2015, West Virginia issued General Permit 70-B which provides more flexibility for emission sources located at the well site.

Compliance with new rules regulating air emissions from our operations could result in significant costs, including increased capital expenditures and operating costs, and could affect the results of our business.

Environmental laws may become more stringent, increasing the financial and managerial costs of compliance and, consequently, reducing our profitability.

The possibility exists that stricter environmental laws, regulations or enforcement policies may be enacted or adopted and could significantly increase our compliance costs. States outside the geographic area in which we intend to initiate our activities have imposed a variety of restrictions on hydraulic fracturing that could be adopted in jurisdictions in which we intend to operate. State restrictions have included permitting, chemical disclosure, siting, seismicity, water withdrawal and disposal, and tank secondary containment requirements. If new restrictions such as these or others are imposed on our operations, we may (i) incur significant additional costs to comply, (ii) experience delays or curtailment in the pursuit of exploration, development or production activities, and (iii) perhaps even be precluded from drilling wells.

The federal government could take a more active role in regulating hydraulic fracturing, which could result in increased costs, operating restrictions or delays.

Presently, the hydraulic fracturing process, unless conducted on federal land, has not generally been subject to regulation at the federal level. Presently, federal interests are primarily in the disclosure of fracturing fluid ingredients where fracturing occurs on federal lands and in air emissions from fracturing wells. The federal government is undertaking a comprehensive review of the environmental, health, and safety of the hydraulic fracturing process, however, and that review could result in increased federal regulation. If hydraulic fracturing becomes regulated at the federal level, our fracturing activities could be significantly affected. Federal restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are able to produce.

If we fail to comply with environmental laws governing our operations, we may incur significant costs or be unable to operate.

Failure to comply with environmental laws may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

We may not be able to secure all the authorizations required under environmental law to conduct drilling operations.

A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could inhibit our ability to develop our leases. Under some laws, environmental organizations have the right to challenge production operations on grounds of environmental protection. In recent years, organized opposition has succeeded in curtailing certain drilling projects.

We may incur liability as the result of an accidental release of hazardous substances into the environment.

Our operations create the risk of inadvertent releases of hazardous substances into the environment, despite the exercise of reasonable caution. If such a release were to occur, we will be liable for the costs of responding to any such release, investigating the extent of its impacts and the cost of any remediation that may become necessary. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. We may not be able to recover remediation costs under our insurance policies.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas, while potential physical effects of climate change could disrupt our operations and cause us to incur significant costs in preparing for or responding to those effects.

Future laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

With the issuance, on March 28, 2017, of President Trump’s Executive Order on Promoting Energy Independence and Economic Growth, we believe it may take many years for new comprehensive federal policy aimed at greenhouse gas emissions to gel (see “Item 1. Business- Environmental Matters and Regulation - Greenhouse Gas Regulation and Climate Change”).  Given the Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007) (holding that greenhouse gases are “air pollutants” covered by the Clean Air Act) and scientific hurdles to overturning EPA’s endangerment finding, we believe the new Administration will have to pursue some form of regulation.  Regulations with the most direct impact on our operations concern controlling methane emissions from wells.  Rules that affect overall consumption of fossil fuels, and the mix of fossil fuels consumed, could also affect the demand for our products.  We believe, however, that federal agency implementation of the President’s Executive Order is some years away.  While Congress has from time to time considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years.  Reports of greater Congressional activity with respect to greenhouse gas emissions are scare.

In the absence of comprehensive federal climate change policy, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs that typically require major sources of greenhouse gas emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those greenhouse gases.  States may also pursue additional regulation of our operations, including restrictions on methane emissions from new and existing wells and fracturing operations.  State and regional initiatives could result in significant costs, including increased capital expenditures and operating costs, affect the demand for our products, and could affect the results of our business.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

If fully implemented, environmental policies the new President supported during his campaign could increase supply in the overall markets for fuels, thereby potentially reducing prices for the Company’s output.

During the election campaign, President Trump pledged to implement policies that would reinvigorate coal’s use for energy production and ease restrictions on production and transportation of petroleum.  If fully implemented, these policies could have the effect of increasing the overall fuel supply, thereby reducing prices for the Company’s output.  For example, President Trump pledged to reverse the prior Administration’s policies that disadvantaged coal as a fuel for energy production.  President Trump promised to take several actions to encourage burning coal for energy production and lessen the financial burden of environmental regulations on coal-fired plants’ operations.  The President pledged to withdraw from the Paris Climate Agreement, withdraw or re-write the Clean Power Plan, withdraw mercury limits on coal plants’ air emissions, lift the prior Administration’s ban on new coal leases on federal lands and end the review of the program’s greenhouse gas impacts, and withdraw the “Waters of the United States” stream protection rule.  The new Administration has taken this final action.  President Trump also indicated his Administration would open more federal lands for oil and gas production, approve the construction of the Keystone Pipeline to facilitate refining of Alberta oil shale in the U.S., license the Dakota Access Pipeline, and open areas in the Arctic and Atlantic Ocean to drilling.  If fully implemented, these policies would increase the overall fuel supply and could have the effect of diminishing demand for our natural gas output.  Diminished demand could put additional downward pressure on the price of the natural gas we produce.

The third parties on whom we rely for gathering and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting our business.

The operations of the third parties on whom we rely for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulation. If existing laws and regulations governing such third- party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we will pay for their services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could subject us to liability and, if such failures are material, would require us to make alternative arrangements, which may not be available or which may involve increased costs.

Our credit facility has restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.

The operating and financial restrictions and covenants in our credit facility and any future financing agreements may restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities or to pay distributions to our unitholders. Our future ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our credit facility that are not cured or waived within the appropriate time periods provided in our credit facility, our ability to make distributions to our unitholders will be inhibited. In addition, our obligations under our credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facility, the lenders could seek to foreclose on our assets.

As of December 31, 2016, the lenders under the credit facility have no commitment to lend to us and we have a zero-dollar borrowing base under the credit facility, but it allows us to have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we request a borrowing base redetermination and the lenders agree to establish the borrowing base and related commitments thereunder. If the borrowing base is redetermined to an amount greater than zero dollars, the credit facility would allow us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semiannually by our lenders in their sole discretion. Once established, our borrowing base will be subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which takes into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. A future decline in commodity prices could result in a redetermination that lowers our borrowing base at that time and, in such case, we could be required to repay any indebtedness outstanding at that time in excess of the borrowing base. If we borrow under the credit facility and we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and no longer able to make any distributions to our unitholders. In addition, any limitations on our ability to borrow under our credit facility could inhibit our ability to make acquisitions, which could prevent us from being able to pay the target distribution.

Economic conditions and instability in the financial markets could negatively impact our business which, in turn, could impact the cash we have to make distributions to our unitholders.

Our operations are affected by the financial markets and related effects in the global financial system. The consequences of an economic recession and the effects of the financial crisis include a lower level of economic activity and increased volatility in energy prices. This may result in a decline in energy consumption and lower market prices for oil and natural gas and has previously resulted in a reduction in drilling activity in our service areas. Any of these events may adversely affect our revenues and ability to fund capital expenditures and, in the future, may impact the cash that we have available to fund our operations and make distributions to our unitholders.

Potential instability in the financial markets, as a result of recession or otherwise, can cause volatility in the markets and may affect our ability to raise capital and reduce the amount of cash available to fund operations. We cannot be certain that additional capital will be available to us to the extent required and on acceptable terms. Disruptions in the capital and credit markets could negatively impact our access to liquidity needed for our businesses and impact flexibility to react to changing economic and business conditions. We may be unable to execute our growth strategies, take advantage of business opportunities or to respond to competitive pressures, any of which could negatively impact our business.

A weakening of the current economic situation could have an adverse impact on producers, key suppliers or other customers, or on our lenders, causing them to fail to meet their obligations. Market conditions could also impact our derivative instruments. If a counterparty is unable to perform its obligations and the derivative instrument is terminated, our cash flow and ability to pay distributions could be impacted which in turn affects the amount of distributions that we are able to make to our unitholders. The uncertainty and volatility surrounding the global financial system may have further impacts on our business and financial condition that we currently cannot predict or anticipate.

A cyber incident or a terrorist attacks could result in information theft, data corruption, operational disruption and/or financial loss.

We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil and gas reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future cyber or terrorist attacks than other targets in the United States. Deliberate attacks on, or security breaches in our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, challenges in maintaining our books and records and other operational disruptions and third party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

If we are unable to obtain funding for future capital needs, cash distributions to our unitholders and the value of our properties could decline.

If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our funds from operations, such as borrowings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our properties may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our unitholders and could reduce the value of your investment.

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures from our operators than we or they currently anticipate.

As of December 31, 2016, a portion of our total estimated proved reserves were proved undeveloped or proved developed non-producing reserves and may not be ultimately developed or produced by our operators. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations by our operators. Our reserve report assumes that substantial capital expenditures by our operators are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that our operators will develop the properties as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical for our operators. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash available for distribution.

Because some wells may not return their drilling and completion costs, it may take many years to return your investment in cash, if ever.

Even if a well is completed by us and produces natural gas and oil in commercial quantities, it may not produce enough natural gas and oil to pay for the costs of drilling and completing the well, even if tax benefits are considered. Thus, it may take many years to return your investment in cash, if ever.

Horizontal wells are more expensive and difficult to drill and complete than vertical wells.

Our general partner anticipates that some of the wells we will drill will be horizontal wells. Horizontal wells are more expensive to drill and complete than vertical wells because of increased costs associated with the drilling rigs needed to drill a horizontal well, including hydraulically fracturing the wells multiple times and using more casing in the wells. Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process of hydraulically fracturing wells results in higher costs, which may not result in greater recoverable reserves. In addition, horizontal wells will be more susceptible to mechanical problems associated with completing the wells, such as casing collapse and lost equipment, than vertical wells. Further, fracturing the formation in a horizontal well is more complicated than fracturing the same geological formation in a vertical well.

Our business depends on third-party natural gas and oil transportation and processing facilities and our ability to contract with those parties.

Our ability to sell our natural gas, NGLs and oil production depends in part on the availability, proximity and capacity of pipeline systems and processing facilities owned by third parties and our ability to contract with those third parties. The lack of available capacity on these systems and facilities could require us to curtail or shut-in one or more producing wells or delay or discontinue drilling wells in an area where it has acquired projects. A curtailment or shut-in of production could materially reduce our cash flow, and if a substantial portion of the production is hedged at lower than market prices, those financial hedges would have to be paid from borrowings absent sufficient cash flow. Also, we may be unable to, or elect not to, purchase firm transportation on third party facilities and, in that event, our production transportation could be interrupted by other developers having firm arrangements. If any third-party pipelines and other facilities become partially or fully unavailable to transport or process our natural gas and oil production, or if the natural gas quality specifications for a natural gas pipeline or facility changes so as to restrict our ability to transport natural gas on those pipelines or facilities, we could be required to curtail or shut-in one or more of our wells and our revenues could decrease. Also, the disruption of third-party facilities due to maintenance and/or weather could limit our ability to market and deliver our natural gas, natural gas liquids and oil production.

Participation with third parties in drilling wells may require us to pay additional costs and could subject our revenues to the claims of the third-party creditors.

Our general partner anticipates that we may participate with third parties in drilling some of our wells. In this regard, additional financial risks exist when the costs of drilling, equipping, completing, and operating wells are shared by more than one person. If we pay our share of the costs, but another interest owner does not pay its share of the costs, then we would have to pay the costs of the defaulting party. In this event, we would receive the defaulting party’s revenues from the well, if any, under penalty arrangements set forth in the operating agreement, which may, or may not, cover all of the additional costs paid by us.

If we are not the actual operator of the well for all of the working interest owners of the well, then there is a risk that our general partner will not be able to supervise the third-party operator closely enough, and that decisions related to the following would be made by the third-party operator, which may not be in our best interests or the best interests of our limited partners:

•	how the well is operated;
•	expenditures related to the well; and
•	possibly the marketing of the natural gas and oil production from the well.

Further, the third-party operator may have financial difficulties and fail to pay for materials or services on the wells it drills or operates, which would cause us to incur extra costs in discharging materialmen’s and workmen’s liens. In this regard, we may not be the operator of a well for all of the working interest owners of the well if we own less than a 50.00% working interest in the well, or if it acquired the working interest in the well from a third party under arrangements that required the third party to be named operator.

Federal Income Tax Risks

Our tax treatment depends on our status as a partnership for federal and state income tax purposes. If we were to become subject to entity-level taxation for federal or state income tax purposes, taxes paid would reduce the amount of cash available for distribution.

Although the anticipated tax benefits of an investment in us depend largely on us being treated as a partnership for federal income tax purposes, we have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter that affects us. In this regard, current law may change so as to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation. Also, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced.

Following a listing event, 90% or more of our gross income for every taxable year must be qualifying income, as defined in Section 7704 of the Code, in order to avoid being treated as a corporation for federal income tax purposes. Qualifying income is defined as income and gains derived from the exploration, development, mining or production, processing, refining, transportation (including pipelines transporting gas, oil or products thereof) or the marketing of any mineral or natural resource (including fertilizer, geothermal energy and timber). We may not meet this requirement or current law may change so as to cause, in either event, us to be treated as a corporation for federal income tax purposes or otherwise be subject to federal income tax. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed as corporate distributions, and none of our income, gain, loss, deduction and credit would flow through to you. If a tax were imposed on us as a corporation, our cash available for distribution could be reduced. Therefore, our treatment as a corporation could result in a material reduction in the anticipated cash flow and after-tax return to you, and therefore result in a substantial reduction in the value of our securities.

Changes in the law may reduce your tax benefits from an investment in us.

Your tax benefits from an investment in us may be affected by changes in the tax laws. For example, from time to time members of Congress have proposed, among other tax changes, the repeal of certain oil and gas tax benefits, including the repeal of the percentage depletion allowance, the election to expense intangible drilling costs (including your option to amortize intangible drilling costs over a 60 month period) and the passive activity exception for working interests. These proposals may or may not be enacted into law.

Limited partners need passive income to use their partnership deductions that exceed the income from us.

If you invest in us, your share of our net losses will be passive losses that cannot be used to offset “active” income, such as salary and bonuses, or portfolio income, such as dividends and interest income. Thus, you may not have enough passive income from us or net passive income from your other passive activities, if any, to be offset by a portion or all of your passive deductions from us. However, any unused passive loss from us may be carried forward indefinitely by you to offset your passive income in subsequent taxable years. Also, except as described below, the passive activity limitations on your share of our losses do not apply to you if you invest in us and you are a corporation taxable under Subchapter C of the Code, which:

•	is not a personal service corporation or a closely held corporation;
•	is a personal service corporation in which employee-owners hold 10% (by value) or less of the stock, but is not a closely held corporation; or
•

is a closely held corporation (that is, five or fewer individuals own more than 50% by value of the stock), but is not a personal service corporation in which employee-owners own more than 10% by value of the stock, in which case you may use your passive losses to offset your net active income (calculated without regard to your passive activity income and losses or portfolio income and losses).

You may owe taxes in excess of your cash distributions from us.

You may become subject to income tax liability for your share of our income in any taxable year in an amount that is greater than the cash you receive from us in that taxable year. For example:

•	if we borrow money, your share of our revenues used to pay principal on the loan will be included in your income from us and will not be deductible;
•

income from sales of natural gas and oil may be included in your income from us in one tax year, even though payment is not actually received by us and, thus, cannot be distributed to you, until the next tax year;

•	if there is a deficit in your capital account, we may allocate income or gain to you even though you do not receive a corresponding distribution of our revenues;

•

our revenues may be expended by our general partner for nondeductible costs or retained by us to establish a reserve for future estimated costs, including a reserve for the estimated costs of eventually plugging and abandoning the wells, which will reduce your cash distributions from us without a corresponding tax deduction; and

•	the taxable disposition of our property or your common units may result in income tax liability to you in excess of the cash you receive from the transaction.

You and the other investors in us may be subject to state and local taxes and tax return filing requirements as a result of investing in us.

In addition to U.S. federal income taxes, you and the other investors will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes and tax return filing requirements that are imposed by the various jurisdictions in which we drill wells or otherwise do business now or in the future, even if you do not reside in any of those jurisdictions. We presently anticipate that substantially all of our income will be generated in Texas and Oklahoma, although we may drill wells in other states as well. It is your responsibility to file all federal, foreign, state and local tax returns that may be required of you. In this regard, our tax counsel has not rendered an opinion on any foreign, state or local tax consequences of an investment in us.

Your tax benefits from an investment in us are not contractually protected.

An investment in us does not give you any contractual protection against the possibility that part or all of the intended tax benefits of your investment will be disallowed by the IRS. No one provides any insurance, tax indemnity or similar agreement for the tax treatment of your investment in us. You have no right to rescind your investment in us or to receive a refund of any of your investment in us if a portion or all of the intended tax consequences of your investment in us is ultimately disallowed by the IRS or the courts. Also, none of the fees paid by us to our general partner, its affiliates or independent third-parties are refundable or contingent on whether the intended tax consequences of your investment in us are ultimately sustained if challenged by the IRS.

Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and IRAs, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. If you are a tax-exempt entity, you should consult your tax advisor before investing in common units.

An IRS audit of us may result in an IRS audit of your personal federal income tax returns.

The IRS may audit our annual federal information income tax returns, particularly since our investors will be eligible to claim deductions for intangible drilling costs and, with respect to wells drilled, completed and placed in service by us, depreciation of qualified equipment costs. If we are audited, the IRS also may audit your personal federal income tax returns, including prior years’ returns and items that are unrelated to us. Any adjustments made by the IRS to the federal information income tax returns of us could lead to adjustments on your personal federal income tax returns and could reduce the amount of your deductions from us.

Upon a listing event, we will adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between us and our limited partners. The IRS may challenge this treatment, which could adversely affect the value of your common units.

When we issue additional equity interests or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to such assets to the capital accounts of our limited partners and general partner. Although we may from time to time consult with professional appraisers regarding valuation matters, including the valuation of our assets, we may make many of the fair market value estimates ourselves using a methodology based on the market value of our equity interests as a means to measure the fair market value of our assets. The methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain holders of common units and our general partner, which may be unfavorable to you. Moreover, under current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge the valuation methods, or our allocation of Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of the holders of common units.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our limited partners. It also could affect the amount of gain on the sale of equity interests by you and could have a negative impact on the value of our equity interests or result in audit adjustments to the tax returns of our limited partners without the benefit of additional deductions.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

Natural Gas, Oil and NGL Reserves

The following tables summarize information regarding our estimated proved natural gas, oil and NGL reserves. Proved reserves are the estimated quantities of crude oil, natural gas, and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to our direct ownership interests in oil and gas properties. All of the reserves are located in the United States. We base these estimated proved natural gas, oil and NGL reserves and future net revenues of natural gas, oil and NGL reserves upon reports prepared by independent third-party reserve engineers. We have adjusted these estimates to reflect the settlement of asset retirement obligations on gas and oil properties. A summary of the reserves report related to our estimated proved reserves at December 31, 2016 is included as Exhibit 99.2 to this report. In accordance with SEC guidelines, we make the standardized measure estimates of future net cash flows from proved reserves using natural gas, oil and NGL sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. Our estimates of proved reserves are calculated on the basis of the unweighted adjusted average of the first-day-of-the-month prices for the preceding twelve months from the periods indicated, which are listed below along with our average realized prices over the same twelve month period.

	December 31,
	2016	2015
Unadjusted Prices
Natural gas (per MMBtu)	$2.48	$2.59
Oil (per Bbl)	$42.75	$50.28
Natural gas liquids (per Bbl)	$19.57	$11.02
Average Realized Prices, Before Hedge
Natural gas (per Mcf)	$2.32	$2.55
Oil (per Bbl)	$38.00	$44.98
Natural gas liquids (per Bbl)	$13.87	$12.51

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas, oil and NGL reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas, oil and NGLs that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

The preparation of our natural gas, oil and NGL reserve estimates was completed in accordance with prescribed internal control procedures by our reserve engineers. For the periods presented, Wright and Company, Inc. was retained to prepare a report of proved reserves. The reserve information includes natural gas, oil and NGL reserves which are all located in the United States. The independent reserves engineer’s evaluation was based on more than 40 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions and government regulations. Our internal control procedures include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by our Director of

Reservoir Engineering, who is a member of the Society of Petroleum Engineers and has more than 18 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by our senior engineering staff and management, with final approval by our President.

Results of drilling, testing and production subsequent to the date of the estimate may justify revision of these estimates. Future prices received from the sale of natural gas, oil and NGLs may be different from those estimated by our independent third-party engineers in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Due to these factors, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. The estimated standardized measure values may not be representative of the current or future fair market value of our proved natural gas and oil properties. Standardized measure values are based upon projected cash inflows, which do not provide for changes in natural gas, oil and NGL prices or for the escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based (see “Item 1A: Risk Factors—Risks Relating to Our Business”).

We evaluate natural gas and oil reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas and oil reserves. We deduct operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We base the estimates on operating methods and conditions prevailing as of the dates indicated:

	December 31,
	2016	2015
Proved reserves:
Natural gas reserves (MMcf):
Proved developed reserves	652	802
Proved undeveloped reserves	780	2,306
Total proved reserves of natural gas	1,432	3,108
Oil reserves (MBbl):
Proved developed reserves	925	1,645
Proved undeveloped reserves	2,462	6,134
Total proved reserves of oil	3,387	7,779
NGL reserves (MBbl):
Proved developed reserves	100	154
Proved undeveloped reserves	167	472
Total proved reserves of NGL	267	626
Total proved reserves (MMcfe)	23,356	53,539
Standardized measure of discounted future cash flows (in thousands)	$17,381	$72,462

Proved developed reserves are those reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserve estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells on which a relatively major expenditure is required for recompletion.

Proved Undeveloped Reserves (“PUDS”)

PUD Locations. As of December 31, 2016, we had 10 PUD locations totaling approximately 17 net Bcfe’s of natural gas, oil and NGLs. These PUDS are based on the definition of PUDS in accordance with the SEC’s rules allowing the use of techniques that have been proven effective through documented evidence, such as actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

Material changes in PUDs. As of January 1, 2016, we had 26 PUD locations totaling approximately 42 net Bcfe’s of natural gas, oil, and NGLs.  Material changes in PUDS that occurred during the year ended December 31, 2016 were due to negative revisions of approximately 24 Bcfe in PUDs due to the reduction of our five year drilling plans and unfavorable pricing environment.

Development Costs. There were no costs incurred for the development of PUDs for the year ended December 31, 2016. As of December 31, 2016, there were no PUDs that had remained undeveloped for five years or more.  The proved undeveloped reserves disclosed at December 31, 2016 are included within our five-year development plan and are expected to be developed within five years of the initial disclosure.

Productive Wells

The following table sets forth information regarding productive natural gas and oil wells in which we have a working interest as of December 31, 2016. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have an interest directly and net wells are the sum of our fractional working interests in gross wells:

	Number of productive wells(1)
Atlas Growth Partners:	Gross	Net
Marble Falls:
Gas wells	11	11
Oil wells	2	2
Total	13	13
Mississippi Lime:
Gas wells	2	—
Oil wells	—	—
Total	2	—
Eagle Ford:
Gas wells	—	—
Oil wells	10	10
Total	10	10
Total:
Gas wells	13	11
Oil wells	12	12
Total	25	23

(1)	There were no exploratory wells drilled in any of our operating areas. There were no gross or net dry wells within any of our operating areas.

Developed and Undeveloped Acreage

The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of December 31, 2016:

	Developed acreage (1)		Undeveloped acreage(2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
Texas	4,289	4,270	816	770
Oklahoma	76	9	—	—
Total	4,365	4,279	816	770

(1)	Developed acres are acres spaced or assigned to productive wells.
(2)

Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether such acreage contains proved reserves.

(3)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.

(4)	Net acres is the sum of the fractional working interests owned in gross acres. For example, a 50% working interest in an acre is one gross acre but is 0.5 net acres.

The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have terms that vary from less than one year to two years. There are no concessions for undeveloped acreage as of December 31, 2016. As of December 31, 2016, there are no leases set to expire on or before December 31, 2017 and 2018.

We believe that we hold good and indefeasible title related to our producing properties, in accordance with standards generally accepted in the industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We or our predecessors have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

ITEM 3:	LEGAL PROCEEDINGS

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. See “Item 8: Financial Statements and Supplementary Data - Note 8”.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units are currently not listed on any exchange or over-the-counter market and we may not be able to effect such listing. The common units have not been approved for quotation or trading on a national securities exchange. Subject to the approval of the board of directors of our general partner, our Partnership Agreement gives our general partner the right to cause the common units to be listed on a national securities exchange if our general partner determines that the common units meet the listing requirements of a national securities exchange. No assurances can be made that the common units will be listed on a national securities exchange, and even if listed an active market for the common units may not develop.

At the close of business on April 12, 2017, there were 2,953 holders of record.

On November 2, 2016, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

ITEM 6:	SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data as of and for the periods indicated and should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data”.

	Years Ended December 31,			For the Period February 11, 2013 (inception) through December 31,
	2016	2015	2014	2013
	(in thousands, except per unit data)
Statement of operations data:
Revenues:
Gas and oil production	$11,851	$11,846	$5,707	$302
Gain (loss) on mark-to-market derivatives	(780)	862	—	—

Total revenues	11,071	12,708	5,707	302

Costs and expenses:
Gas and oil production	2,660	2,229	2,070	80
General and administrative	571	685	627	211
General and administrative – affiliate	9,347	12,054	11,119	3,521
Depreciation, depletion and amortization	14,868	8,951	2,156	133
Asset impairment	41,879	7,346	6,880	—

Total costs and expenses	69,325	31,265	22,852	3,945

Operating loss	$(58,254)	$(18,557)	$ (17,145)	$(3,643)

Other loss	(5,383)	—	—	—

Net loss	$(63,637)	$(18,557)	(17,145)	$(3,643)

Balance sheet data (at period end):
Property, plant and equipment, net	$68,899	$125,286	$155,469	$3,913
Total assets	78,500	160,267	190,161	12,961
Total partners’ capital	74,809	149,387	67,510	4,563
Cash flow data:
Net cash provided by (used in) operating activities	$8,105	$(26,890)	$511	$4,147
Net cash used in investing activities	(6,602)	(71,700)	(67,619)	(3,594)
Net cash (used in) provided by financing activities	(16,238)	88,506	91,754	8,206
Capital expenditures	6,602	29,222	12,873	3,594

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplemental Data”, which contains our consolidated financial statements.

The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in “Item 1A: Risk Factors”. We believe the assumptions underlying the consolidated financial statements are reasonable. However, our consolidated financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows in the future.

BUSINESS OVERVIEW

We are a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in south Texas. Our general partner, Atlas Growth Partners GP, LLC (“AGP GP”) owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and effectively controls us.

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

RECENT DEVELOPMENTS

Primary Offering Suspension. On November 2, 2016, our management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. At this time, we can provide no certainty as to when or if our primary offering efforts will be reinstituted.

Cash Distributions Suspension. On November 2, 2016, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets.  At this time, we can provide no certainty as to when or if distributions will be reinstituted.

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

The ARP Restructuring did not materially impact ATLS or its ownership interest in us, including ATLS’ control of our general partner, AGP GP. The debt structure of ATLS was modified in March 2016, and ATLS was not a party to the ARP Restructuring. ATLS remains controlled by the same ownership group and management team and thus, the ARP

Restructuring did not have a material impact on the ability of management to operate us or the other ATLS managed businesses.

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

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines since the fourth quarter of 2014 and continued to remain low in 2016. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Gross wells drilled(1):
Eagle Ford	—	—	—
Marble Falls	—	—	11
Mississippi Lime	—	—	2
Total	—	—	13
Net wells drilled(1):
Eagle Ford	—	—	—
Marble Falls	—	—	11
Mississippi Lime	—	—	—
Total	—	—	11
Gross wells turned in line(2):
Eagle Ford(3)	2	6	2
Marble Falls	—	—	11
Mississippi Lime	—	—	2
Total	2	6	15
Net wells turned in line(2):
Eagle Ford(3)	2	6	2
Marble Falls	—	—	11
Mississippi Lime	—	—	—
Total	2	6	13

(1)	There were no exploratory wells drilled for each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.
(3)

The drilling activity related to Eagle Ford was included effective November 5, 2014, the date of acquisition. Ten wells were drilled by the prior owner but not yet turned in line, at the date of acquisition.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Production volumes per day:
Eagle Ford:
Natural gas (Mcfd)	252	136	1
Oil (Bpd)	788	630	6
NGLs (Bpd)	53	29	—
Total (Mcfed)	5,294	4,087	42
Marble Falls:
Natural gas (Mcfd)	148	377	656
Oil (Bpd)	10	33	102
NGLs (Bpd)	19	49	85
Total (Mcfed)	320	865	1,783
Mississippi Lime:
Natural gas (Mcfd)	21	45	34
Oil (Bpd)	2	5	8
NGLs (Bpd)	2	3	3
Total (Mcfed)	43	95	95
Total production volumes per day:
Natural gas (Mcfd)	422	557	691
Oil (Bpd)	799	667	117
NGLs (Bpd)	73	81	88
Total (Mcfed)	5,657	5,047	1,920
Total production volumes:
Natural gas (MMcf)	154	203	252
Oil (MBbls)	293	244	43
NGLs (MBbls)	27	30	32
Total (MMcfe)	2,070	1,842	701

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for oil. The following table presents our production revenues and average sales prices for our natural gas, oil, and natural gas liquids production, along with our average production costs, which include lease operating expenses, taxes, and transportation and compression costs, for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Production revenues (in thousands):(1)
Natural gas revenue	$358	$518	$1,009
Oil revenue	11,121	10,959	3,770
NGLs revenue	372	369	928
Total revenues	$11,851	$11,846	$5,707
Average sales price:
Natural gas (per Mcf):
Total realized price, after hedge	$2.32	$2.55	$4.00
Total realized price, before hedge	$2.32	$2.55	$4.00
Oil (per Bbl):
Total realized price, after hedge(2)	$38.69	$46.83	$88.61
Total realized price, before hedge	$38.00	$44.98	$88.61
NGLs (per Bbl):
Total realized price, after hedge	$13.87	$12.51	$28.80

Total realized price, before hedge	$13.87	$12.51	$28.80
Production costs (per Mcfe):
Eagle Ford:
Lease operating expenses	$0.78	$0.44	$1.63
Production taxes	0.33	0.32	0.39
Transportation and compression	0.11	0.08	—
	$1.22	$0.84	$2.02
Marble Falls:
Lease operating expenses	$1.83	$2.52	$2.56
Production taxes	0.17	0.29	0.50
Transportation and compression	—	—	—
	$2.00	$2.82	$3.06
Mississippi Lime:
Lease operating expenses	$3.61	$1.94	$1.09
Production taxes	0.06	0.06	0.12
Transportation and compression	0.32	0.40	0.09
	$3.99	$2.40	$1.30
Total production costs:
Lease operating expenses	$0.86	$0.83	$2.47
Production taxes	0.32	0.31	0.48
Transportation and compression	0.11	0.07	—
	$1.28	$1.21	$2.95

(1)	Production revenues exclude the impact of our commodity derivative cash settlements because we do not apply hedge accounting (see “Item 8. Financial Statements and Supplementary Data – Note 5”).
(2)	Includes the impact of $0.2 million and $0.5 million of cash settlements for the years ended December 31, 2016 and 2015 on our oil derivative contracts, respectively.

		Years Ended December 31,
	2016	2015	2014
	(in thousands)
Gas and oil production revenues	$11,851	$11,846	$5,707
Gas and oil production costs	$2,660	$2,229	$2,070

The gas and oil production revenues for the year ended December 31, 2016 were comparable to the prior year period consisting of a $0.9 million increase attributable to production from our Eagle Ford operations, primarily related to two more wells being turned in line during 2016 and a full year of production for the wells that were turned in line during 2015, partially offset by an $0.8 million decrease attributable to our Marble Falls operations primarily related to lower volumes and a $0.1 million decrease attributable to our Mississippi Lime operations primarily related to lower volumes.

The increase in gas and oil production revenues for the year ended December 31, 2015 as compared to the prior year period consisted of a $10.4 million increase attributable to production from our Eagle Ford acquisition, partially offset by a $4.1 million decrease attributable to our Marble Falls operations and a $0.2 million decrease attributable to our Mississippi Lime operations.

The increase in gas and oil production expenses for the year ended December 31, 2016 as compared to the prior year period primarily consisted of a $1.1 million increase attributable to our Eagle Ford operations, partially offset by a decrease of $0.7 million attributable to our Marble Falls operations.

The increase in gas and oil production expenses for the year ended December 31, 2015 as compared to the prior year period consisted of $1.2 million attributable to the Eagle Ford assets, partially offset by a decrease of $1.1 million attributable to our Marble Falls assets.

OTHER REVENUES AND EXPENSES

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$(780)	$862	$—

Other Expenses
General and administrative	$9,918	$12,739	$11,746
Depreciation, depletion and amortization	14,868	8,951	2,156
Asset impairment	41,879	7,346	6,880
Other loss	$5,383	$—	$—

Gain (Loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our consolidated statements of operations. The recognized losses and gains during the years ended December 31, 2016 and 2015, respectively, are related to the changes in oil prices during the years ended December 31, 2016 and 2015 as compared to the prior year periods.

General and Administrative Expenses. The decrease in general and administrative expenses for the year ended December 31, 2016 as compared to the prior year period was due to a $2.8 million decrease in salaries, wages and other corporate activity costs allocated to us by ATLS and ARP/Titan in connection with the completion of our private placement offering in June 2015.

The increase in general and administrative expenses for the year ended December 31, 2015 as compared to the prior year period was due to a $1.0 million increase in salaries, wages and other corporate activities due to the growth of our business.

Depreciation, Depletion and Amortization. The increase in depreciation, depletion and amortization for the year ended December 31, 2016 was primarily due to a $5.9 million increase in our depletion expense as compared to the prior year period.

The increase in depreciation, depletion and amortization for the year ended December 31, 2015 as compared with the prior year period was primarily due to a $6.6 million increase in our depletion expense resulting from the acquisitions consummated during 2014.

The following table presents our depletion expense per Mcfe for our operations for the respective periods (in thousands, except per Mcfe data):

	Years Ended December 31,
	2016	2015	2014
Depletion expense:
Total	$14,694	$8,763	$2,156
Depletion expense as a percentage of gas and oil production revenue	124%	74%	38%
Depletion per Mcfe	$7.10	$4.76	$3.08

The increases in depletion expense, depletion expenses as a percentage of gas and oil revenues and depletion expenses per Mcfe for the years ended December 31, 2016 and 2015 as compared to the prior year period were primarily due to an increase in our depletion expense associated with the expansion of our Eagle Ford operations, partially offset by a decrease in oil volumes from our Marble Falls operations.

Asset Impairment.  For the year ended December 31, 2016, we recognized $25.4 million and $16.5 million of asset impairment related to our proved and unproved oil and gas properties in the Eagle Ford operating area, respectively, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties. For the year ended December 31, 2015, we recognized $7.3 million of asset impairment related to our proved oil and gas properties in the Marble Falls and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices. For the year ended December 31, 2014, we recognized $6.9 million of asset impairment related to our proved oil and gas properties in the Marble Falls operating area, which was impaired due to lower forecasted commodity prices.

Other loss. The increase in other loss for the year ended December 31, 2016 as compared to the prior year period was due to a $5.4 million write-off of issuer costs related to the suspension of our primary offering in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

LIQUIDITY AND CAPITAL RESOURCES

General

We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including our private placement offering completed in June 2015. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014.  Although oil and natural gas prices increased slowly over the year ended December 31, 2016, these lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position.

On November 2, 2016, our management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets.  Accordingly, these decisions raise substantial doubt about our ability to continue as a going concern.  Management determined that substantial doubt is alleviated through management’s plans to reduce general and administrative expenses, the majority of which represent allocations from ATLS.

Cash Flows

	Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$8,105	$(26,890)	$511
Net cash used in investing activities	(6,602)	(71,700)	(67,619)
Net cash (used in) provided by financing activities	(16,238)	88,506	91,754

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

The change in cash flows provided by (used in) operating activities when compared with the comparable prior year period was primarily due to:

•

consists of an increase $33.9 million net cash provided by advances from affiliates related to the direct costs, indirect cost allocation, dealer manager costs for operating activities and timing of funding of cash accounts; and

•

an increase of $1.4 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses; partially offset by

•	an increase of $0.3 million in cash settlement payments on commodity derivative contracts.

The change in cash flows used in investing activities when compared with the comparable prior year period was primarily due to:

•	a decrease of $42.5 million in net cash paid for acquisitions related to the funding of our Eagle Ford asset acquisition in 2015; and
•	a decrease of $22.6 million in capital expenditures due to lower capital expenditures related to our drilling activities.

The change in cash flows (used in) provided by financing activities when compared with the comparable prior year period was primarily due to:

•	a decrease of $103.2 million in net proceeds from issuance of common limited partner units primarily due to our Private Placement Offering funds raised in 2015; and
•

an increase of $1.7 million in distributions paid to unitholders due to an increase in the number of common units outstanding after the completion of our Private Placement Offering; partially offset by

•	a decrease of $0.2 million in deferred financing costs and other.

Cash Flows—Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

The change in cash flows provided by (used in) operating activities when compared with the comparable prior year period was primarily due to:

•

consists of an increase of $33.9 million net cash used in advances to affiliates related to the direct costs, indirect cost allocation, dealer manager costs for operating activities and timing of funding of cash accounts; partially offset by

•

an increase of $5.9 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses; and

•	an increase of $0.6 million in cash settlement receipts on commodity derivative contracts.

The change in cash flows used in investing activities when compared with the comparable prior year period was primarily due to:

•	an increase of $16.4 million in capital expenditures due to higher capital expenditures related to our drilling activities; partially offset by
•	a decrease of $12.3 million in net cash paid for acquisitions related to the funding of our Eagle Ford asset acquisition in 2015.

The change in cash flows provided by financing activities when compared with the comparable prior year period was primarily due to:

•	an $11.7 million decrease in deferred capital contributions;
•	an increase of $9.2 million in distributions paid to unitholders due to an increase in the number of common units outstanding after the completion of our Private Placement Offering; and
•	a $0.1 million increase in deferred financing costs and other; partially offset by
•	an increase of $17.8 million in net proceeds from issuance of common limited partner units and warrants due to our Private Placement Offering funds raised in 2015.

Capital Requirements

At December 31, 2016, our capital expenditures primarily relate to our well drilling and leasehold acquisition costs. The following table summarizes our total capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Total capital expenditures	$6,602	$29,222	$12,873

During the year ended December 31, 2016, our total capital expenditures consisted primarily of $6.2 million for wells drilled and completed compared with $29.2 million for the comparable prior year period, $0.1 million of leasehold acquisition costs compared with no costs for the prior year comparable period and $0.3 million of gas and gathering costs compared with no costs for the prior year comparable period.

During the years ended December 31, 2015 and 2014, our capital expenditures were approximately $29.2 million and $12.9 million, respectively, related to our well drilling and completion costs.

As of December 31, 2016, we did not have any commitments for our drilling and completion and capital expenditures, excluding acquisitions.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we did not have any off-balance sheet commitment arrangements for our drilling and completion and capital expenditures.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of December 31, 2016, we did not have any contractual obligations or commercial commitments.

CREDIT FACILITY

On May 1, 2015, we entered into a secured credit facility agreement with syndicate of banks. As of December 31, 2016, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2016. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

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

As a result of management’s decision to temporarily suspend our current primary offering efforts, we reclassified $5.4 million of offering costs to other loss on our consolidated statement of operations. These offering costs were previously capitalized within our consolidated statement of partners’ capital as an offset to any proceeds raised in our current primary offering and includes $1.5 million that were previously capitalized in our consolidated statements of partners’ capital as of December 31, 2015.

Private Placement Offering. Under the terms of our initial offering, we offered in a private placement $500.0 million of our common limited partner units. The termination date of the private placement offering was December 31, 2014, subject to two 90 day extensions to the extent that we had not sold $500.0 million of common units at any extension date. We exercised each of such extensions. Under the terms of the offering, an investor received, for no additional consideration, warrants to purchase additional common units in an amount equal to 10% of the common units purchased by such investor. The warrants are exercisable at a price of $10.00 per common unit being purchased and may be exercised from and after the warrant date (generally, the date upon which we give the holder notice of a liquidity event) until the expiration date (generally, the date that is one day prior to the liquidity event or, if the liquidity event is a listing on a national securities exchange, 30 days after the liquidity event occurs). Under the warrant, a liquidity event is defined as either (i) a listing of the common units on a national securities exchange, (ii) a business combination with or into an existing publicly-traded entity, or (iii) a sale of all or substantially all of our assets.

Through the completion of our Private Placement Offering on June 30, 2015, we issued $233.0 million, or 23,300,410 of our common limited partner units, in exchange for proceeds to us, net of dealer manager fees and commissions and expenses, of $203.4 million. ATLS purchased 500,010 common units for $5.0 million during the Private Placement Offering. In connection with the issuance of common limited partner units, unitholders received 2,330,041 warrants to purchase our common units at an exercise price of $10.00 per unit.

During the year ended December 31, 2015, we sold an aggregate of 12,623,500 of our common units at a gross offering price of $10.00 per unit, resulting in proceeds of $112.7 million to us, net of dealer manager fees and commissions and expenses of $12.7 million, of which ATLS had purchased $2.7 million, or 300,000 common units. In connection with the issuance of common limited partner units during the year ended December 31, 2015, unitholders received 1,262,350 warrants to purchase our common units at an exercise price of $10.00 per unit.

During the year ended December 31, 2014, we sold an aggregate of 9,581,900 of our common limited partner units at a gross offering price of $10.00 per unit, resulting in proceeds of $81.6 million to us, net of dealer manager fees and commissions and expenses of $14.0 million. ATLS did not purchase common units during the year ended December 31, 2014. In connection with the issuance of common limited partner units during the year ended December 31, 2014, unitholders received 958,190 warrants to purchase our common limited partner units at an exercise price of $10.00 per unit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion and impairment of gas and oil properties, and fair value of derivative instruments. We summarize our significant accounting policies within our consolidated financial statements included in “Item 8: Financial Statements and Supplementary Data – Notes 2, 3 and 5” included in this report. The critical accounting policies and estimates we have identified are discussed below.

Gas and Oil Properties – Depletion and Impairment

We follow the successful efforts method of accounting for oil and gas producing activities. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs to enhance or evaluate development of proved fields or areas are capitalized. All other geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed.

Our depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves, and depletion rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include our costs of property interests in proportionately consolidated Drilling Partnerships, joint venture wells, wells drilled solely by us for our interests, properties purchased and working interests with other outside operators.

We review our gas and oil properties for impairment whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be recoverable. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are discussed under “Item 1A: Risk Factors” in this report.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.

Our unproved properties are assessed individually based on several factors including if a dry hole has been drilled in the area, other wells drilled in the area and operating results, remaining months in the lease’s primary term, and management’s future plans to drill and develop the area.  As exploration and development work progresses and the reserves on properties are proven, capitalized costs of these properties are subject to depletion. If exploration activities are unsuccessful, the capitalized costs of the properties related to the unsuccessful work is charged to exploration expense. The timing of impairment of any significant unproved properties depends upon the nature, timing and extent of future exploration and development activities and their results.

The review of our proved oil and gas properties is done on a field-by-field basis by determining if the net carrying value of proved properties is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on management’s plans to continue to produce and develop proved reserves. Expected future cash flows from the sale of production of reserves are calculated based on estimated future prices. We estimate prices based upon current contracts in place, adjusted for basis differentials and market related information including published future prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment.  Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. Our reserve estimates are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas, oil and natural gas liquids prices, drilling and operating expenses, capital expenditures and availability of funds. Reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. We cannot predict what reserve revisions may be required in future periods.  Any significant variance in these assumptions could materially affect the estimated net cash flows expected to be generated by the asset. As discussed in “General Trends and Outlook” within this section, recent increases in natural gas and oil drilling have driven an increase in the supply of natural gas and oil and put a downward pressure on domestic prices. Further declines in commodity prices may result in additional impairment charges in future periods.

As of December 31, 2016, we classified $63.3 million of our natural gas and oil properties as unproved properties due to challenges in capital fundraising.  For the year ended December 31, 2016, we recognized $25.4 million and $16.5 million of asset impairment related to our proved and unproved oil and gas properties in the Eagle Ford operating area, respectively, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties. There were no impairments of unproved gas and oil properties for the years ended December 31, 2015 and 2014. For the year ended December 31, 2015, we recognized $7.3 million of asset impairment related to proved oil and gas properties in the Marble Falls and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices. During the year ended December 31, 2014, we recognized $6.9 million of asset impairments related to proved gas and oil properties primarily related to our natural gas wells in the Marble Falls play.

Fair Value Measurements

We have established a hierarchy to measure our financial instruments at fair value, which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1 – Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

Derivatives. We use a market approach fair value methodology to value the assets and liabilities for our outstanding derivative contracts. Our commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.

Warrants. The fair value of the warrants associated with the issuance of common limited partner units in 2015 was measured using a Black-Scholes pricing model which was based on Level 3 inputs including an exercise price of $10.00, discount rate of 0.5%, an expected term of 1.5 years, expected dividend yield of 7.0% and estimated volatility rate of 50%. The volatility rate used was consistent with that of ARP at the time the warrants were issued. The estimated fair value per warrant was $1.47, which includes a $0.37 liquidity adjustment.

The fair value of the warrants associated with the issuance of common limited partner units in 2014 was measured using a Black-Scholes pricing model which is based on Level 3 inputs including an exercise price of $10.00, discount rate of 0.3%, an expected term of 1 year, expected dividend yield of 7.0% and estimated volatility rate of 45%. The volatility rate used is consistent with that of ARP at the time the warrants were issued. The estimated fair value per warrant was $1.20, which includes a $0.21 liquidity adjustment.

Asset Impairments. We estimate the fair value of our gas and oil properties in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances based on a discounted cash flow model, which considers the estimated remaining lives of the wells based on reserve estimates, our future operating and development costs of the assets, the respective natural gas, oil and natural gas liquids forward price curves and estimated salvage values using our historical experience and external estimates of recovery values. See “Gas and Oil Properties – Depletion and Impairment” above for disclosure of impairments of our gas and oil properties. These estimates of fair value are Level 3 measurements as they are based on unobservable inputs.

Acquisitions. During the year ended December 31, 2014, we completed an acquisition of oil and gas properties and related assets. The fair value measurements of assets acquired and liabilities assumed were based on inputs that were not observable in the market and therefore represented Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our methodology for recognizing an estimated liability for the plugging and abandonment of our gas and oil wells. These inputs required significant judgments and estimates by management at the time of the valuation. All purchase price allocations were finalized within one year from the acquisition date.

Reserve Estimates

Our estimates of proved natural gas, oil and natural gas liquids reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas, oil and natural gas liquids prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. We engaged independent third-party reserve engineers to prepare annual reports of our proved reserves (see “Item 2: Properties”).

Any significant variance in the assumptions utilized in the calculation of our reserve estimates could materially affect the estimated quantity of our reserves. As a result, our estimates of proved natural gas, oil and natural gas liquids reserves are inherently imprecise. Actual future production, natural gas, oil and natural gas liquids prices, revenues, development expenditures, operating expenses and quantities of recoverable natural gas, oil and natural gas liquids reserves may vary substantially from our estimates or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas, oil and natural gas liquids prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control. Our reserves and their relation to estimated future net cash flows impact the calculation of impairment and depletion of oil and gas properties. Adjustments to quarterly depletion rates, which are based upon a units of production method, are made concurrently with changes to reserve estimates. Generally, an increase or decrease in reserves without a corresponding change in capitalized costs will have a corresponding inverse impact to depletion expense.

RECENTLY ISSUED ACCOUNTING STANDARDS

See “Item 8: Financial Statements and Supplementary Data – Note 2” to the consolidated financial statements for additional information related to recently issued accounting standards. As stated in our Form S-1, we qualify for emerging growth company status; however, we do not elect this exemption in relation to accounting standards.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2016. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Current market conditions elevate our concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to us, if any. The counterparties related to our commodity derivative contracts are banking institutions or their affiliates, who also participate in Titan’s revolving credit facilities. The creditworthiness of our counterparties is monitored, and we currently believe them to be financially viable. We are not aware of any inability on the part of our counterparties to perform under their contracts and believe our exposure to non-performance is remote.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ending December 31, 2017 of $0.3 million.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years.

As of December 31, 2016, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)	(per Bbl)
2017	109,100	$53.157
2018	74,500	$52.510

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Growth Partners, L.P.

We have audited the accompanying consolidated balance sheets of Atlas Growth Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Growth Partners, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

April 17, 2017

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,586	$23,321
Accounts receivable	843	2,353
Advances to affiliates	—	8,653
Current derivative assets	—	303
Prepaid expenses	3	7
Total current assets	9,432	34,637
Property, plant and equipment, net	68,899	125,286
Long-term derivative assets	—	109
Other assets, net	169	235
Total assets	$78,500	$160,267
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$890	$3,226
Advances from affiliates	1,355	645
Current portion of derivative liability	284	—
Accrued well drilling and completion costs	—	6,641
Accrued liabilities	241	199
Total current liabilities	2,770	10,711
Long-term derivative liability	280	—
Asset retirement obligations and other	641	169
Commitments and contingencies (Note 8)
Partners’ Capital:
General partner’s interest	(2,553)	(1,031)
Common limited partners’ interests	74,226	147,282
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	74,809	149,387
Total liabilities and partners’ capital	$78,500	$160,267

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Gas and oil production	$11,851	$11,846	5,707
Gain (loss) on mark-to-market derivatives	(780)	862	—
Total revenues	11,071	12,708	5,707
Costs and expenses:
Gas and oil production	2,660	2,229	2,070
General and administrative	571	685	627
General and administrative – affiliate	9,347	12,054	11,119
Depreciation, depletion and amortization	14,868	8,951	2,156
Asset impairment	41,879	7,346	6,880
Total costs and expenses	69,325	31,265	22,852
Operating loss	(58,254)	(18,557)	(17,145)
Other loss	(5,383)	—	—
Net loss	$(63,637)	$(18,557)	(17,145)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(62,363)	$(18,187)	(16,802)
General partner’s interest	(1,274)	(370)	(343)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(2.68)	$(0.98)	(3.85)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	18,585	4,364

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total Partners’ Capital
	Class A Units	Amount	Units	Amount	Warrants	Amount
Balance at January 1, 2014	100	$(72)	1,095,010	$4,499	109,501	$136	$4,563
Issuance of units, net of offering costs	—	—	9,581,900	80,505	958,190	1,144	81,649
Distributions paid	—	(31)	—	(1,526)	—	—	(1,557)
Net loss	—	(343)	—	(16,802)	—	—	(17,145)
Balance at December 31, 2014	100	$(446)	10,676,910	$66,676	1,067,691	$1,280	$67,510
Issuance of units, net of offering costs	—	—	12,623,500	109,333	1,262,350	1,856	111,189
Distributions paid	—	(215)	—	(10,540)	—	—	(10,755)
Net loss	—	(370)	—	(18,187)	—	—	(18,557)
Balance at December 31, 2015	100	$(1,031)	23,300,410	$147,282	2,330,041	$3,136	$149,387
Reclassification adjustment of offering costs to net loss	—	—	—	1,541	—	—	1,541
Distributions paid	—	(248)	—	(12,234)	—	—	(12,482)
Net loss	—	(1,274)	—	(62,363)	—	—	(63,637)
Balance at December 31, 2016	100	$(2,553)	23,300,410	$74,226	2,330,041	$3,136	$74,809

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,637)	$(18,557)	$(17,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	14,868	8,951	2,156
Asset impairment	41,879	7,346	6,880
(Gains) losses on derivatives	674	(412)	—
Other loss	5,297	—	—
Amortization of deferred financing costs	66	31	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	990	(1,159)	(912)
Advances to/from affiliates	9,363	(24,508)	9,361
Accounts payable and accrued liabilities	(1,395)	1,418	171
Net cash provided by (used in) operating activities	8,105	(26,890)	511
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,602)	(29,222)	(12,873)
Net cash paid for acquisitions	—	(42,478)	(54,746)
Net cash used in investing activities	(6,602)	(71,700)	(67,619)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common limited partner units and warrants	(3,756)	99,440	81,649
Deferred capital contributions	—	—	11,749
Distributions paid to unitholders	(12,482)	(10,755)	(1,557)
Deferred financing costs and other	—	(179)	(87)
Net cash provided by (used in) financing activities	(16,238)	88,506	91,754
Net change in cash and cash equivalents	(14,735)	(10,084)	24,646
Cash and cash equivalents, beginning of year	23,321	33,405	8,759
Cash and cash equivalents, end of period	$8,586	$23,321	$33,405

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To date, we have funded our operations through the private placement of 23,300,410 of our common limited partner units at a purchase price of $10.00 per unit which ended June 30, 2015 (the “Private Placement Offering”). The common units are a class of limited partner interests in us. The holders of common units are entitled to participate in partnership distributions, exercise the rights or privileges available to them, have limited voting rights and have limited liability, all as outlined in our Partnership Agreement.

Our Registration Statement on Form S-1 (Registration Number: 333-207537) (our “Form S-1”) was declared effective by the Securities and Exchange Commission (the “SEC”) on April 5, 2016. We are offering in the aggregate up to 100,000,000 Class A common units and Class T common units, each representing limited partner interests in us, pursuant to a primary offering on a "best efforts" basis. We must receive minimum offering proceeds of $1.0 million to break escrow, and the maximum offering proceeds of the primary offering may not exceed $1.0 billion. The Class A common units will be sold for a cash purchase price of $10.00 and the Class T common units will be sold for a cash purchase price of $9.60, with the remaining $0.40 constituting the Class T common unitholders' deferred payment obligation to us. We are also offering up to 21,505,376 Class A common units at $9.30 per unit pursuant to a distribution reinvestment plan. As disclosed in Note 2, our management decided to temporarily suspend our primary offering efforts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Transactions between us and other ATLS managed operations have been identified in the consolidated financial statements as transactions between affiliates, where applicable. All material intercompany transactions have been eliminated.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, accruals for well drilling and completion costs, depletion and impairment of gas and oil properties, and fair value of derivative instruments. The oil and gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

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

On November 2, 2016, management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets.  Accordingly, these decisions raise substantial doubt about our ability to continue as a going concern.  Management determined that substantial doubt is alleviated through management’s plans to reduce general and administrative expenses, the majority of which represent allocations from ATLS.

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

The ARP Restructuring did not materially impact ATLS or its ownership interest in us, including ATLS’ control of our general partner, AGP GP. The debt structure of ATLS was modified in March 2016, and ATLS was not a party to the ARP Restructuring. ATLS remains controlled by the same ownership group and management team and thus, the ARP Restructuring did not have a material impact on the ability of management to operate us or the other ATLS managed businesses.

Cash Equivalents

We consider all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Receivables

Accounts receivable consists solely of the trade accounts receivable associated with our operations. We perform ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness as determined by our review of customers’ credit information. We extend credit on sales on an unsecured basis to many of our customers. At December 31, 2016 and 2015, we had recorded no allowance for uncollectible accounts receivable on our consolidated balance sheets.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or, upon acquisition of a business, at the fair value of the assets acquired. Maintenance and repairs which generally do not extend the useful life of an asset for two years or more through the replacement of critical components are expensed as incurred. Major renewals and improvements which generally extend the useful life of an asset for two years or more through the replacement of critical components are capitalized. Depreciation and amortization expense is based on cost less the estimated salvage value primarily using the straight-line method over the asset’s estimated useful life. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in our results of operations.

We follow the successful efforts method of accounting for oil and gas producing activities. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs to enhance or evaluate development of proved fields or areas are capitalized. All other geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Oil and NGLs are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to six Mcf of natural gas. Mcf is defined as one thousand cubic feet.

Our depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves, and depletion rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. We also consider the estimated salvage value in our calculation of depletion. Capitalized costs of developed producing properties in each field are aggregated to include our costs of property interests in proportionately consolidated joint venture wells, wells drilled solely by us for our interests, properties purchased and working interests with other outside operators.

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to our consolidated statement of operations. Upon the sale of an individual well, we credit the proceeds to accumulated depreciation and depletion within our consolidated balance sheet. Upon our sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in our consolidated statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

Support equipment and other are carried at cost and consist primarily of pipelines, processing and compression facilities, and gathering systems and related support equipment.  We compute depreciation of support equipment and other using the straight-line balance method over the estimated useful life of each asset type, which is 15-20 years.

See Note 4 for additional disclosures regarding property, plant and equipment.

Impairment of Property, Plant and Equipment

We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.

Our unproved properties are assessed individually based on several factors including if a dry hole has been drilled in the area, other wells drilled in the area and operating results, remaining months in the lease’s primary term, and management’s future plans to drill and develop the area. As exploration and development work progresses and the reserves on properties are proven, capitalized costs of these properties are subject to depletion. If exploration activities are unsuccessful, the capitalized costs of the properties related to the unsuccessful work is charged to exploration expense. The timing of impairment of any significant unproved properties depends upon the nature, timing and extent of future exploration and development activities and their results.

The review of our oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on our plans to continue to produce and develop proved reserves. Expected future cash flows from the sale of production of reserves are calculated based on estimated future prices. We estimate prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. Reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. We cannot predict what reserve revisions may be required in future periods.

See Note 4 for additional disclosures regarding impairment of property, plant and equipment.

Derivative Instruments

We enter into certain financial contracts to manage our exposure to movement in commodity prices. The derivative instruments recorded in the consolidated balance sheets are measured as either an asset or liability at fair value. Changes in the fair value of derivative instruments are recognized currently within gain (loss) on mark-to-market derivatives in our consolidated statements of operations. See Note 4 for additional disclosures regarding derivative instruments.

Asset Retirement Obligations

We recognize an estimated liability for the plugging and abandonment of our gas and oil wells and related facilities. We recognize a liability for our future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The estimated liability for asset retirement obligations was based on our historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. We have no assets legally restricted for purposes of settling asset retirement obligations. Except for our gas and oil properties, we determined that there were no other material retirement obligations associated with tangible long-lived assets. As of December 31, 2016 and 2015, our asset retirement obligation was $0.2 million and $0.2 million, respectively. For the years ended December 31, 2016, 2015 and 2014, we recorded $15,000, $14,000 and $12,000, respectively, of accretion expense related to our asset retirement obligations within depreciation, depletion and amortization in our consolidated statements of operations.

Other Non-current Liabilities

We have two lease agreements in our Eagle Ford operating area that require us to perform certain drilling and development activities by a specified date or pay liquidated damages to maintain the lease. As of December 31, 2016, we determined the liquidated damages were a probable loss contingency and estimated the value of the liquidated damages enforceable under Texas law, resulting in a recognition of $0.5 million as a non-current liability on our consolidated balance sheet.

Income Taxes

We are not subject to U.S. federal and most state income taxes. Our partners are liable for income tax in regard to their distributive share of our taxable income. Such taxable income may vary substantially from net income reported in the accompanying consolidated financial statements. Accordingly, no federal or state current or deferred income tax has been provided for in the consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Our management does not believe it has any tax positions taken within our consolidated financial statements that would not meet this threshold. Our policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. We have not recognized any potential interest or penalties in its consolidated financial statements for the years ended December 31, 2016 and 2015.

We file Partnership Returns of Income in the U.S. and various state jurisdictions. We are not subject to income tax examinations by major tax authorities for years prior to 2013, our year of formation. We are not currently being examined by any jurisdiction and are not aware of any potential examinations as of December 31, 2016.

Segment Reporting

We derive revenue from our gas and oil production. These production facilities have been aggregated into one reportable segment, because the facilities have similar long-term economic characteristics, products and types of customers.

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of the general partner’s interest, by the weighted average number of common limited partner units outstanding during the period. The general partner’s interest in net income (loss) is calculated on a quarterly basis based upon our general partner units and incentive distributions to be distributed for the quarter (see Note 10), with a priority allocation of net income to the general partner’s incentive distributions, if any, in accordance with our Partnership Agreement, and the remaining net income (loss) allocated with respect to the general partner’s and limited partners’ ownership interests.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net loss	$(63,637)	$(18,557)	(17,145)
Less: General partner’s interest	(1,274)	(370)	(343)
Net loss attributable to common limited partners	$(62,363)	$(18,187)	(16,802)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Years Ended December 31,
	2016	2015	2014
Weighted average number of common units – basic	23,300	18,585	4,364
Add effect of dilutive awards(1)	—	—	—
Weighted average number of common units – diluted	23,300	18,585	4,364

(1)

 For the years ended December 31, 2016, 2015 and 2014, 2,330,000, 1,859,000 and 436,000, respectively, common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. We place our temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2016 and 2015, we had $10.3 million and $23.4 million, respectively, in deposits at various banks, of which $9.7 million and $23.1 million, respectively, were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments to date.

Cash on deposit at various banks may differ from the balance of cash and cash equivalents at period end due to certain reconciling items, including any outstanding checks as of period end.

We sell natural gas, crude oil and NGLs under contracts to various purchasers in the normal course of business. For the year ended December 31, 2016, Shell Trading Co and Enterprise Crude Oil, LLC individually accounted for approximately 64% and 29%, respectively, of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2015, Enterprise Crude Oil, LLC, Shell Trading Co. and Midcoast Energy Partners individually accounted for approximately 59%, 28% and 12%, respectively, of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2014, Enterprise Crude Oil, LLC and Midcoast Energy Partners individually accounted for approximately 67% and 33%, respectively, of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity.

We are subject to the risk of loss on our derivative instruments that we would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. We maintain credit policies with regard to our counterparties to minimize our overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the quarterly monitoring of our oil counterparties’ credit exposures; (iii) comprehensive credit reviews of significant counterparties to physical and financial transactions on an ongoing basis; (iv) the utilization of contractual language that affords us netting or set off opportunities to mitigate exposure risk; and (v) when appropriate requiring counterparties to post cash collateral, parent guarantees or letters of credit to minimize credit risk.  Our liabilities related to derivatives as of December 31, 2016 represent financial instruments from two counterparties; both of which are financial institutions that have an “investment grade” (minimum Standard & Poor’s rating of BBB+ or better) credit rating and are lenders associated with our credit facility. Subject to the terms of our credit facility, collateral or other securities are not exchanged in relation to derivatives activities with the parties in the credit facility.

Revenue Recognition

We generally sell natural gas, crude oil and NGLs at prevailing market prices. Typically, our sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed two business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibilities of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas, crude oil and NGLs, in which we have an interest with other producers, are recognized on the basis of our percentage ownership of the working interest and/or overriding royalty.

We accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from our records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. We had unbilled revenues of $0.9 million and $2.2 million at December 31, 2016 and 2015, respectively, which were included in accounts receivable within our consolidated balance sheets.

Recently Issued Accounting Standards

As stated in our Form S-1, we qualify for emerging growth company status; however, we do not elect this exemption in relation to accounting standards.

In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. The updated guidance is effective for us as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

In August 2014, the FASB updated the accounting guidance related to the evaluation of whether there is substantial doubt about an entity’s ability to continue as a going concern. The updated accounting guidance requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued and provide footnote disclosures, if necessary. We adopted this accounting guidance on January 1, 2016, and provided enhanced disclosures, as applicable, within our consolidated financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are evaluating the impact of this updated accounting guidance on our consolidated financial statements, and based on the continuing evaluation of our revenue streams, this accounting guidance is not expected to have a material impact on our net income (loss). This accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers. We are still in the process of determining whether or not we will use the retrospective method or the modified retrospective approach to implementation.

NOTE 3 – ACQUISITION

On November 5, 2014, we and ARP completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas from Cima Resources, LLC and Cinco Resources, Inc. (together “Cinco”) for $342.0 million, net of purchase price adjustments (the “Eagle Ford Acquisition”). Approximately $183.1 million was paid in cash by ARP and $19.9 million was paid by us at closing, and the remaining $139.0 million was to be paid in scheduled installments beginning December 31, 2014. On December 31, 2014, we paid our first installment portion payment of $35.0 million. On March 31, 2015, we paid our second installment portion payment of $28.3 million. On June 30, 2015, we paid our third installment portion payment of $16.0 million. On July 8, 2015, we sold to ARP, for a purchase price of $1.4 million, our interest in a portion of the acreage we acquired in the Eagle Ford Acquisition. On September 21, 2015, we and ARP, in accordance with the terms of the Eagle Ford shared acquisition and operating agreement, agreed that ARP would fund our remaining two deferred purchase price installments of $16.2 million and $20.1 million, which were paid by ARP on October 1, 2015 and December 31, 2015, respectively. In conjunction with this agreement, we assigned ARP a portion of our non-operating Eagle Ford assets that have a value (as such value was agreed upon by the sellers and the buyers in connection with the Eagle Ford Acquisition) equal to both installments to be paid by ARP. The transaction was approved by our and ARP’s respective conflicts committees. As a result of the series of transactions, our total net purchase price was $97.2 million, net of purchase price adjustments, for our portion of the Eagle Ford Acquisition. The Eagle Ford Acquisition had an effective date of July 1, 2014 and was accounted for as an acquisition of assets.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	December 31, 2016	December 31, 2015
Natural gas and oil properties:
Proved properties	$84,631	$147,775
Unproved properties	63,314	—
Support equipment and other	3,188	2,995
	151,133	150,770
Less – accumulated depreciation, depletion and amortization	(82,234)	(25,484)
	$68,899	$125,286

As of December 31, 2016, we classified $63.3 million of our natural gas and oil properties as unproved properties due to challenges in capital fundraising.  For the year ended December 31, 2016, we recognized $25.4 million and $16.5 million of asset impairment related to our proved and unproved oil and gas properties in the Eagle Ford operating area, respectively, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties. There were no impairments of unproved gas and oil properties for the years ended December 31, 2015 and 2014. For the year ended December 31, 2015, we recognized $7.3 million of asset impairment related to proved oil and gas properties in the Marble Falls and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices. For the year ended December 31, 2014, we recognized $6.9 million of asset impairment primarily related to our proved natural gas wells in the Marble Falls play, which were impaired due to lower forecasted commodity prices.

During the years ended December 31, 2016 and 2015, we recognized $0.4 million and $1.1 million, respectively, of non-cash investing activities capital expenditures, which were included within the changes in accounts payable and accrued liabilities on our consolidated statements of cash flows. During the year ended December 31, 2015, we assigned a portion of our non-operating Eagle Ford assets to ARP in exchange for ARP funding our remaining $36.3 million of deferred Eagle Ford Acquisition purchase price, which represented a non-cash transaction within our consolidated statement of cash flows.

NOTE 5 – DERIVATIVE INSTRUMENTS

We use swaps in connection with our commodity price risk management activities. We do not apply hedge accounting to any of our derivative instruments. As a result, gains and losses associated with derivative instruments are recognized as gains on mark-to-market derivatives on our consolidated statements of operations.

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

We recorded net derivative liabilities of $0.6 million and net derivative assets of $0.4 million on our consolidated balance sheets at December 31, 2016 and 2015, respectively.

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Years Ended December 31,
	2016	2015
Gains (losses) recognized on cash settlement	$(106)	$450
Changes in fair value on open derivative contracts	(674)	412
Gain (loss) on mark-to-market derivatives	$(780)	$862

The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our consolidated balance sheets as of the date indicated (in thousands):

Offsetting Derivatives as of December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$97	$(97)	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$97	$(97)	$—
Current portion of derivative liabilities	$(381)	$97	$(284)
Long-term portion of derivative liabilities	(280)	—	(280)
Total derivative liabilities	$(661)	$97	$(564)

Offsetting Derivatives as of December 31, 2015
Current portion of derivative assets	$399	$(96)	$303
Long-term portion of derivative assets	162	(53)	109
Total derivative assets	$561	$(149)	$412
Current portion of derivative liabilities	$(96)	$96	$—
Long-term portion of derivative liabilities	(53)	53	—
Total derivative liabilities	$(149)	$149	$—

As of December 31, 2016, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Liability
			(in thousands)(2)
2017	109,100	$53.157	$(284)
2018	74,500	$52.510	(280)
		Net liabilities	$(564)

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward WTI crude oil prices, as applicable.

On May 1, 2015, we entered into a secured credit facility agreement with a syndicate of banks. As of December 31, 2016, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2016. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Management has established a hierarchy to measure our financial instruments at fair value, which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect our own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1 – Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We use a market approach fair value methodology to value the assets and liabilities for our outstanding derivative instruments (see Note 5). We manage and report derivative assets and liabilities on the basis of our exposure to market risks and credit risks by counterparty. Commodity derivative instruments are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative values were calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Information for financial instruments measured at fair value was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Assets, gross
Commodity swaps	$—	$97	$—	$97
Total derivative assets, gross	—	97	—	97
Liabilities, gross
Commodity swaps	—	(661)	—	(661)
Total derivative liabilities, gross	—	(661)	—	(661)
Total derivatives, fair value, net	$—	$(564)	$—	$(564)
As of December 31, 2015
Assets, gross
Commodity swaps	$—	$561	$—	$561
Total derivative assets, gross	—	561	—	561
Liabilities, gross
Commodity swaps	—	(149)	—	(149)
Total derivative liabilities, gross	—	(149)	—	(149)
Total derivatives, fair value, net	$—	$412	$—	$412

Other Financial Instruments

Our other current assets and liabilities on our consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Warrants. The fair value of the warrants associated with the issuance of common limited partner units in 2015 (see Note 9) was measured using a Black-Scholes pricing model which was based on Level 3 inputs including an exercise price of $10.00, discount rate of 0.5%, an expected term of 1.5 years, expected dividend yield of 7.0% and estimated volatility rate of 50%. The volatility rate used was consistent with that of ARP at the time the warrants were issued. The estimated fair value per warrant was $1.47, which includes a $0.37 liquidity adjustment.

The fair value of the warrants associated with the issuance of common limited partner units in 2014 (see Note 9) was measured using a Black-Scholes pricing model which is based on Level 3 inputs including an exercise price of $10.00, discount rate of 0.3%, an expected term of 1 year, expected dividend yield of 7.0% and estimated volatility rate of 45%. The volatility rate used is consistent with that of ARP at the time the warrants were issued.  The estimated fair value per warrant was $1.20, which includes a $0.21 liquidity adjustment.

Asset Impairments. We estimate the fair value of our gas and oil properties in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances based on a discounted cash flow model, which considers the estimated remaining lives of the wells based on reserve estimates, our future operating and development costs of the assets, the respective natural gas, oil and natural gas liquids forward price curves and estimated salvage values using our historical experience and external estimates of recovery values. See Note 4 for disclosure of impairments of our gas and oil properties. These estimates of fair value are Level 3 measurements as they are based on unobservable inputs.

Acquisitions. During the year ended December 31, 2014, we completed an acquisition of oil and gas properties and related assets. The fair value measurements of assets acquired and liabilities assumed were based on inputs that were not observable in the market and therefore represented Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our methodology for recognizing an estimated liability for the plugging and abandonment of our gas and oil wells. These inputs required significant judgments and estimates by management at the time of the valuation. All purchase price allocations were finalized within one year from the acquisition date.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan. AGP GP receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum.  During the years ended December 31, 2016 and 2015, we paid $2.3 million and $1.8 million, respectively, related to this management fee. We were required to pay AGP GP an amount equal to any actual, out-of-pocket expenses related to the Private Placement Offering and the formation and financing of us, including legal costs incurred by AGP GP, which payments were approximately 2% of the gross proceeds of the Private Placement Offering. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and AGP GP discussed above were included in general and administrative expenses – affiliate in the consolidated statements of operations. As of December 31, 2016 and 2015, we had payables to ATLS of $0.6 million and $0.7 million, respectively, related to the management fee, direct costs and allocated indirect costs, which was recorded in advances from affiliates in the consolidated balance sheets.

Relationship with Titan/ARP. At the direction of ATLS, we reimburse Titan/ARP for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. In addition, Anthem Securities, Inc. (“Anthem”), a wholly owned subsidiary of Titan (previously of ARP), acted as dealer manager for our Private Placement Offering, which was completed in June 2015. As the dealer manager, Anthem received compensation from us equal to a maximum of 12% of the gross proceeds of the Private Placement Offering as selling commissions, marketing efforts, and other issuance costs. We recorded $12.7 million of costs to Anthem within common limited partners’ interests on our consolidated statement of changes in partners’ capital for the year ended December 31, 2015.

Anthem is currently acting as the dealer manager for our issuance and sale in a continuous offering of up to a maximum agreement amount of 100,000,000 common units representing limited partner interests in us as further described in our registration statement on Form S-1. We will pay Anthem (1) compensation equal to 3.00% of the gross proceeds of the offering (Anthem may reallow up to 1.50% of gross offering proceeds it receives as dealer manager fees to participating broker-dealers, but expects to reallow 1.25% of gross offering proceeds to participating broker-dealers); (2) 7.00% and 3.00% of aggregate gross proceeds from the sale of Class A common units and Class T common units, respectively, as sales commissions; (3) with respect to Class T common units, a distribution and unitholder servicing fee in the aggregate amount of 4.00% of the gross proceeds from the sale of Class T common units, which distribution and unitholder servicing fee will be withheld from cash distributions otherwise payable to the purchasers of Class T common units at a rate of $0.025 per quarter per unit. As disclosed in Note 2, our management decided to temporarily suspend our primary offering efforts.

As of December 31, 2016, we had a $0.8 million payable to Titan and as of December 31, 2015, we had a $8.7 million receivable from ARP related to the direct costs, indirect cost allocation, dealer manager costs and timing of funding of cash accounts, which was recorded in advances to/from affiliates in the consolidated balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

General Commitments

We lease office space and equipment under leases with varying expiration dates. Rental expense was $0.3 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. We do not have any future minimum rental commitments as of  December 31, 2016.

As of December 31, 2016, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits. The agreements provide for severance payments under certain circumstances.

As of December 31, 2016, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of  December 31, 2016 and 2015.

NOTE 9 – ISSUANCES OF UNITS

On November 2, 2016, our management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

As a result of management’s decision to temporarily suspend our current primary offering efforts (see Note 2), we reclassified $5.3 million of offering costs to other loss on our consolidated statement of operations for the year ended December 31, 2016. These offering costs were previously capitalized within our consolidated statement of changes in partners’ capital as an offset to any proceeds raised in our current primary offering and includes $1.5 million that were previously capitalized in our consolidated statement of changes in partners’ capital as of December 31, 2015.

Private Placement Offering. Under the terms of our initial offering, we offered in a private placement $500.0 million of our common limited partner units. The termination date of the Private Placement Offering was December 31, 2014, subject to two 90 day extensions to the extent that we had not sold $500.0 million of common units at any extension date. We exercised each of such extensions. Under the terms of the offering, an investor received, for no additional consideration, warrants to purchase additional common units in an amount equal to 10% of the common units purchased by such investor. The warrants are exercisable at a price of $10.00 per common unit being purchased and may be exercised from and after the warrant date (generally, the date upon which we give the holder notice of a liquidity event) until the expiration date (generally, the date that is one day prior to the liquidity event or, if the liquidity event is a listing on a national securities exchange, 30 days after the liquidity event occurs). Under the warrant, a liquidity event is defined as either (i) a listing of the common units on a national securities exchange, (ii) a business combination with or into an existing publicly-traded entity, or (iii) a sale of all or substantially all of our assets.

Through the completion of our Private Placement Offering on June 30, 2015, we issued $233.0 million, or 23,300,410 of our common limited partner units, in exchange for proceeds to us, net of dealer manager fees and commissions and expenses, of $203.4 million. ATLS purchased 500,010 common units for $5.0 million during the Private Placement Offering. In connection with the issuance of common limited partner units, unitholders received 2,330,041 warrants to purchase our common units at an exercise price of $10.00 per unit.

During the year ended December 31, 2015, we sold an aggregate of 12,623,500 of our common units at a gross offering price of $10.00 per unit, resulting in proceeds of $112.7 million to us, net of dealer manager fees and commissions and expenses of $12.7 million, of which ATLS had purchased $2.7 million, or 300,000 common units. In connection with the issuance of common limited partner units during the year ended December 31, 2015, unitholders received 1,262,350 warrants to purchase our common units at an exercise price of $10.00 per unit.

During the year ended December 31, 2014, we sold an aggregate of 9,581,900 of our common limited partner units at a gross offering price of $10.00 per unit, resulting in proceeds of $81.6 million to us, net of dealer manager fees and commissions and expenses of $14.0 million. ATLS did not purchase common units during the year ended December 31, 2014. In connection with the issuance of common limited partner units during the year ended December 31, 2014, unitholders received 958,190 warrants to purchase our common limited partner units at an exercise price of $10.00 per unit.

NOTE 10 – CASH DISTRIBUTIONS

We have a cash distribution policy under which we distribute to holders of our common units and Class A units on a quarterly basis a target distribution of $0.175 per unit, or $0.70 per unit per year, to the extent we have sufficient available cash after establishing appropriate reserves and paying fees and expenses, including reimbursements of expenses to the general partner and its affiliates. Distributions are generally paid within 45 days of the end of the quarter to unitholders of record on the applicable record date. Unitholders are entitled to receive distributions from us beginning with the quarter following the quarter in which we first admit them as limited partners.  On November 2, 2016, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets.

During the year ended December 31, 2016, we paid distributions of $12.2 million to common limited partners ($0.1750 per unit for each of the first and second quarters) and $0.3 million to the general partner units ($0.1750 per unit for each of the first and second quarters). During the year ended December 31, 2015, we paid distributions of $10.5 million to common limited partners ($0.1750 per unit per quarter) and $0.2 million to the general partner units ($0.1750 per unit per quarter). During the year ended December 31, 2014, we paid distributions of $1.5 million to common limited partners ($0.1750 per unit per quarter for the distributions paid in respect of the period April 1, 2014 to December 31, 2014 and $0.1167 per unit per quarter for the distributions paid in respect of the period January 1, 2014 to March 31, 2014) and approximately $31,000 to the general partners units ($0.1750 per unit per quarter for the distributions paid in respect of the period April 1, 2014 to December 31, 2014 and $0.1167 per unit per quarter for the distributions paid in respect of the period January 1, 2014 to March 31, 2014).

NOTE 11—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Gas Reserve Information. The preparation of the our natural gas, oil and NGL reserve estimates was completed in accordance with the prescribed internal control procedures by our reserve engineers. Wright & Company, Inc., an independent third-party reserve engineer, was retained to prepare a report of proved reserves related to us. The independent reserve engineer’s evaluation was based on more than 40 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. Our internal control procedures include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by our Director of Reservoir Engineering, who is a member of the Society of Petroleum Engineers and has more than 18 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by our senior engineering staff and management, with final approval by the Executive Vice President of Operations.

The reserve disclosures that follow reflect estimates of proved reserves, proved developed reserves and proved undeveloped reserves, net of royalty interests, of natural gas, crude oil and NGLs owned at year end and changes in proved reserves during the last year. Proved oil, gas and NGL reserves are those quantities of oil, gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved developed reserves are those reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for undeveloped reserves cannot be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. The proved reserves quantities and future net cash flows were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2016 and 2015, including adjustments related to regional price differentials and energy content.

There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of our oil, gas and NGL reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil, gas and NGL prices and in production and development costs and other factors, for their effects have not been proved.

Reserve quantity information and a reconciliation of changes in proved reserve quantities were as follows:

	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)
Balance, January 1, 2014	241	70	37	883
Extensions, discoveries and other additions(1)	1,935	296	316	5,607
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place(2)	6,355	14,630	1,271	101,761
Revisions of previous estimates	214	(22)	30	262
Production	(252)	(43)	(32)	(702)

Balance, December 31, 2014	8,493	14,931	1,622	107,811
Extensions, discoveries and other additions(1)	364	968	75	6,622
Sales of reserves in-place(4)	(3,300)	(7,579)	(660)	(52,734)
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates(3)	(2,246)	(297)	(381)	(6,314)
Production	(203)	(244)	(30)	(1,847)

Balance, December 31, 2015	3,108	7,779	626	53,539
Extensions, discoveries and other additions	—	—	—	—
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (3)	(1,521)	(4,099)	(332)	(28,107)
Production	(154)	(293)	(27)	(2,074)

Balance, December 31, 2016	1,432	3,387	267	23,356
Proved developed reserves at:
January 1, 2014	241	70	37	883
December 31, 2014	1,255	612	205	6,157
December 31, 2015	802	1,645	154	11,596
December 31, 2016	652	925	100	6,802
Proved undeveloped reserves at:
January 1, 2014	—	—	—	—
December 31, 2014	7,238	14,319	1,417	101,654
December 31, 2015	2,306	6,134	472	41,942
December 31, 2016	780	2,462	167	16,554

(1)

For the year ended December 31, 2015, the increase represents PUD conversions from probable reserves related to development activity in the Eagle Ford Shale. For the year ended December 31, 2014, the increase was due to the addition of Marble Falls wells.

(2)	Represents the purchase of proved reserves in the Eagle Ford Shale in 2014 (see Note 3).
(3)	See “Revisions of Previous Estimates” section below for additional discussion and analysis of significant components of revisions of previous estimates.
(4)	Decrease due to the assignment of certain Eagle Ford assets to ARP in 2015 (see Note 3).

Revisions of Previous Estimates

The following represents the unweighted average of the first-day-of-the-month prices for each of the previous twelve months from the periods presented above:

	December 31, 2016	December 31, 2015	December 31, 2014
Unadjusted Prices
Natural gas (per MMBtu)	$2.48	$2.59	$4.35
Oil (per Bbl)	$42.75	$50.28	$94.99
Natural gas liquids (per Bbl)	$19.57	$11.02	$30.21

For the year ended December 31, 2016, we had negative revisions of 23,794 MMcfe due to the removal of proved undeveloped properties that became uneconomic due to pricing, 3,582 MMcfe due to production underperforming previous year’s forecast and 731 MMcfe due to decreases in pricing.

For the year ended December 31, 2015, we had negative revisions of 4,543 MMcfe due to decreases in pricing and 3,268 MMcfe due to the removal of proved undeveloped properties that became uneconomic due to pricing, partially offset by 1,497 MMcfe due to our production outperforming the comparable period’s forecast.

Capitalized Costs Related to Oil and Gas Producing Activities. The components of our capitalized costs related to oil and gas producing activities as of the periods indicated were as follows (in thousands):

	December 31,
	2016	2015
Natural gas and oil properties:
Proved properties	$ 84,631	$147,775
Unproved properties(1)	63,314	—
Support equipment	29	—

	147,974	147,775
Accumulated depreciation, depletion and amortization	(81,901)	(25,310)

Net capitalized costs	$66,073	$122,465

(1)	As of December 31, 2016, we classified $63.3 million of our natural gas and oil properties as unproved properties due to challenges in capital fundraising.

Results of Operations from Oil and Gas Producing Activities. The results of operations related to our oil and gas producing activities during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Gas and oil production revenues	$11,851	$11,846	$5,707
Production costs	(2,660)	(2,229)	(2,070)
Depletion	(14,694)	(8,777)	(2,156)
Asset impairment(1)	(41,879)	(7,346)	(6,880)

	$(47,382)	$(6,506)	$(5,399)

(1)

For the year ended December 31, 2016, we recognized $25.4 million and $16.5 million of asset impairment related to our proved and unproved oil and gas properties in the Eagle Ford operating area, respectively, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties. For the year ended December 31, 2015, we recognized $7.3 million of asset impairment related to oil and gas properties in the Marble Falls and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices. For the year ended December 31, 2014, we recognized $6.9 million of asset impairment primarily related to our natural gas wells in the Marble Falls play, which were impaired due to lower forecasted commodity prices.

Costs Incurred in Oil and Gas Producing Activities. The costs incurred by our oil and gas activities during the periods indicated are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Property acquisition costs:
Proved properties	$143	$43,520	$17,659
Unproved properties	—	—	38,174
Exploration costs(1)	—	—	—
Development costs	5,946	28,822	11,786

Total costs incurred in oil & gas producing activities	$6,089	$72,342	$67,619

(1)	There were no exploratory wells drilled during the periods presented.

Standardized Measure of Discounted Future Cash Flows. The following schedule presents the standardized measure of estimated discounted future net cash flows relating to our proved oil and gas reserves. The estimated future production was priced at a twelve-month average for the periods presented, adjusted only for regional price differentials and energy content. The resulting estimated future cash inflows were reduced by estimated future costs to develop and produce the proved reserves based on year-end cost levels and includes the effect on cash flows of settlement of asset retirement obligations on gas and oil properties. The future net cash flows were reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at the dates presented and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations (in thousands):

	Years Ended December 31,
	2016	2015	2014
Future cash inflows	$145,857	$396,141	$1,484,783
Future production costs	(53,738)	(117,785)	(372,765)
Future development costs	(51,942)	(133,474)	(465,914)

Future net cash flows	40,177	144,882	646,104
Less 10% annual discount for estimated timing of cash flows	(22,796)	(72,420)	(355,688)

Standardized measure of discounted future net cash flows	$17,381	$72,462	$290,416

Change in Standardized Discounted Cash Flows. The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil, gas and NGL reserves (in thousands), including amounts related to asset retirement obligations. Since we allocate taxable income to our unitholders, no recognition has been given to income taxes:

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$72,462	$290,416	$3,110
Increase (decrease) in discounted future net cash flows(1):
Sales of oil and gas produced, net of related costs	(8,758)	(8,590)	(2,828)
Net changes in estimated future prices and production costs	(19,173)	(176,091)	58
Revisions of previous quantity estimates	(32,119)	47,612	—
Development costs incurred	—	30,144	—
Changes in future development costs	(2,267)	(15,690)	44
Extensions, discoveries, and improved recovery less related costs	—	6,428	8,604

	Years Ended December 31,
	2016	2015	2014
Purchase of reserves in place	—	—	281,244
Sales of reserves in-place	—	(130,802)	—
Accretion of discount	7,246	29,042	311
Estimated settlement of asset retirement obligations	—	(8)	(116)
Estimated proceeds on disposals of well equipment	(9)	1	10
Change in production rates (timing) and other	—	—	(21)

Outstanding, end of year	$17,381	$72,462	$290,416

(1)	See “Reserve Quantity Information” and “Revisions of Previous Estimates” sections above for additional discussion and analysis of significant changes within the periods presented.

NOTE 12 — QUARTERLY RESULTS (UNAUDITED)

	Fourth Quarter(1)(2)	Third Quarter(1)	Second Quarter(1)	First Quarter(1)
	(in thousands, except unit data)
Year ended December 31, 2016:
Revenues	$2,160	$2,918	$2,559	$3,434
Net loss attributable to common limited partners and the general partner’s interests(1)(2)	$(45,629)	$(9,551)	$(4,161)	$(4,296)
Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$(44,717)	$(9,360)	$(4,077)	$(4,209)
General partner’s interest	(912)	(191)	(84)	(87)
Net loss attributable to common unitholders per unit:
Basic	$(1.92)	$(0.40)	$(0.18)	$(0.18)
Diluted	$(1.92)	$(0.40)	$(0.18)	$(0.18)

(1)

For each of the first, second, third, and fourth quarters of the year ended December 31, 2016, approximately 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

(2)	Includes asset impairment charges of $41.9 million in the fourth quarter of 2016.

	Fourth Quarter(1)(2)	Third Quarter(1)(2)	Second Quarter(1)	First Quarter(1)
	(in thousands, except unit data)
Year ended December 31, 2015:
Revenues	$3,941	$4,591	$1,865	$2,311
Net loss attributable to common limited partners and the general partner’s interests(3)(4)	$(3,227)	$(8,947)	$(2,160)	$(4,223)
Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$(3,163)	$(8,769)	$(2,116)	$(4,139)
General partner’s interest	(64)	(178)	(44)	(84)
Net loss attributable to common unitholders per unit:
Basic	$(0.14)	$(0.38)	$(0.14)	$(0.33)
Diluted	$(0.14)	$(0.38)	$(0.14)	$(0.33))

(1)

For the first, second, third, and fourth quarters of the year ended December 31, 2015, approximately 1,245,000, 1,511,000, 2,330,000 and 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

(2)	Includes asset impairment charges of $7.3 million and $0.1 million in the third and fourth quarters of 2015, respectively.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework (COSO framework).

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected.

There have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our general partner manages our activities. Unitholders do not directly or indirectly participate in our management or operation or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us. Our general partner will be liable, as general partner, for all of our debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by us are specifically with recourse only to our assets. Whenever possible, our general partner intends to make any of our indebtedness or other obligations with recourse only to our assets.

The non-management members of our general partner’s board of directors have the ability to meet in executive session without management, when necessary. The purpose of these executive sessions is to promote open and candid discussion among the non-management board members. Interested parties wishing to communicate directly with the non-management members may contact the chair of our audit committee, Joel Mesznik. Correspondence to Mr. Mesznik should be marked “Confidential” and sent to Mr. Mesznik’s attention, c/o Atlas Growth Partners, L.P., 1845 Walnut Street, 10th Floor, Philadelphia, Pennsylvania 19103.

The independent board members comprise all of the members of the board’s committees: audit committee and conflicts committee.

We do not directly employ any of the persons responsible for our management or operation. Rather, personnel employed by Atlas Energy Group manage and operate our business. Some of our general partner’s officers may spend a substantial amount of time managing the business and affairs of Atlas Energy Group and its affiliates other than us and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our general partner receives an annual management fee in connection with its management of us equal to 1% of capital contributions per annum. We reimburse our general partner and its affiliates for all expenses incurred on our behalf. These expenses include the costs of employee, officer and board member compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner as determined by our general partner in its sole discretion, and does not set any aggregate limit on such reimbursements. Our general partner allocates the costs of employee and officer compensation and benefits based upon the amount of business time spent by those employees and officers on our business.

Board of Directors and Officers of Our General Partner

The following table sets forth information with respect to those persons who serve as the officers of and on the board of directors of, our general partner:

Name	Age	Position(s)
Edward E. Cohen	77	Chairman of the Board and Chief Executive Officer
Jonathan Z. Cohen	46	Executive Vice Chairman of the Board
William R. Bagnell	54	Director
William G. Karis	69	Director
Joel R. Mesznik	71	Director
Daniel C. Herz	40	President and Director
Freddie M. Kotek	61	Executive Vice President and Director
Mark D. Schumacher	54	Executive Vice President of Operations
Jeffrey M. Slotterback	35	Chief Financial Officer
Lisa Washington	49	Chief Legal Officer and Secretary
Matthew J. Finkbeiner	37	Chief Accounting Officer

Edward E. Cohen has been the Chairman of the board of directors and Chief Executive Officer of our general partner since its inception in February 2013.  In addition, Mr. Cohen has served as the Executive Chairman and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as the Executive Chairman of Titan Energy, LLC’s predecessor, Atlas Resource Partners, L.P., since August 2015 and the Chief Executive Officer and Executive Vice Chairman of Atlas Energy Group, LLC, Titan Energy, LLC’s predecessor’s general partner, since February 2015. Mr. Cohen served as President of Atlas Energy Group from February 2015 to April 2015, and before that he was Chairman and Chief Executive Officer since February 2012. Mr. Cohen was the Chairman of the board of directors of Atlas Energy, L.P.’s general partner from its formation in January 2006 until February 2011, when he became its Chief Executive Officer and President until February 2015. Mr. Cohen served as the Chief Executive Officer of Atlas Energy’s general partner from its formation in January 2006 until February 2009. Mr. Cohen served on the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen also was the Chairman of the board of directors and Chief Executive Officer of Atlas Energy, Inc. (formerly known as Atlas America, Inc.) from its organization in 2000 until February 2011and also served as its President from September 2000 to October 2009. Mr. Cohen was the Executive Chair of the managing board of directors of Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”) from its formation in 1999 until February 2015. Mr. Cohen was the Chief Executive Officer of Atlas Pipeline GP from 1999 to January 2009. Mr. Cohen was the Chairman of the board of directors and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until February 2011. In addition, Mr. Cohen was a director of Resource America, Inc. (formerly a publicly-traded specialized asset management company) from 1988 until September 2016 and its Chairman of its board of directors from 1990 until September 2016 and was its Chief Executive Officer from 1988 until 2004, and President from 2000 until 2003; Chair of the board of directors of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005 until November 2009 and served on its board of directors until September 2016; and Chair of the board of directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen. Mr. Cohen has been active in the energy business for over 30 years. Mr. Cohen’s strong financial and energy industry experience, along with his deep knowledge of the company resulting from his long tenure with the company and its predecessors, enables Mr. Cohen to provide valuable perspectives on many issues facing the company. Mr. Cohen’s service on the Board creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s extensive experience in founding, operating and managing public and private companies of varying size and complexity enables him to provide valuable expertise to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen brings to the Board the vast experience that he has accumulated through his activities as a financier, investor and operator in various parts of the country. These diverse experiences have enabled Mr. Cohen to bring unique perspectives to the Board, particularly with respect to business management, financial markets and financing transactions and corporate governance issues.

Jonathan Z. Cohen has served as the Executive Vice Chairman of the board of directors of our general partner since its inception in February 2013.  In addition, Mr. Cohen has served as the Executive Vice Chairman and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s Executive Vice Chairman since August 2015 and the Executive Chairman of the board of directors of Atlas Energy Group, LLC, Titan Energy, LLC’s predecessor’s general partner, since February 2015, and before that was Vice Chairman of Titan Energy, LLC’s predecessor’s general partner since February 2012.   Mr. Cohen served as Executive Chairman of the board of directors of Atlas Energy, L.P.’s general partner from January 2012 until February 2015. Before that, he served as Chairman of the board of directors of Atlas Energy’s general partner from February 2011 until January 2012 and as Vice Chairman of the board of directors of its general partner from its formation in January 2006 until February 2011. Mr. Cohen served as chairman of the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen was the Vice Chairman of the board of directors of Atlas Energy, Inc. from its incorporation in September 2000 until February 2011. Mr. Cohen was the Executive Vice Chair of the managing board of directors of Atlas Pipeline GP from its formation in 1999 until February 2015. Mr. Cohen was the Vice Chairman of the board of directors of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until February 2011. Mr. Cohen was a senior officer of Resource America, Inc. (formerly a publicly-traded specialized asset management company) from 1998 until September 2016, serving as the Chief Executive Officer from 2004 to September 2016, President from 2003 to September 2016 and a director from 2002 to September 2016. Mr. Cohen served as Chief Executive Officer, President and a director of Resource Capital Corp. from its formation in 2005 until September 2016. Since September 2016, Mr. Cohen has served as the founder and Chief Executive Officer of Hepco Capital Management, LLC, a recently formed private investment firm. Mr. Cohen is a son of Edward E. Cohen. Mr. Cohen’s extensive knowledge of the company resulting from his long length of service with the company and its predecessors, as well as his strong financial and industry experience, allow him to contribute valuable perspectives on many issues facing the Company. Mr. Cohen’s service on the Board creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s involvement with public and private entities of varying size, complexity and focus and raising debt and equity for such entities provides him with extensive experience and contacts that are valuable to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen’s financial, business, operational and energy experience as well as the experience that he has accumulated through his activities as a financier and investor, add strategic vision to our Board to assist with our growth, operations and development. Mr. Cohen is able to draw upon these diverse experiences to provide guidance and leadership with respect to exploration and production operations, capital markets and corporate finance transactions and corporate governance issues.

William G. Karis has been a director of our general partner since its inception in February 2013. Mr. Karis served as a director of Atlas Energy, L.P.’s general partner from January 2006 until April 2013. Mr. Karis has been the principal of Karis and Associates, LLC (a consulting company that provides financial and consulting services to the coal industry) since 1997. Prior to that, Mr. Karis served in various positions at CONSOL Inc. (now CONSOL Energy Company) from 1976 to 1997, culminating in his service as President and CEO from January 1995 to September 1997. Mr. Karis is a member of the board of directors and is chair of the audit and finance committees of Blue Danube Inc. Mr. Karis was a member of the board and chair of the audit and finance committees of Greenbrier Minerals, LLC from October 2004 to April 2013 when the company was sold. Mr. Karis was a member of the board and chair of the audit and finance committees of PinnOak Resources, LLC from July 2004 to June 2007 when the company was sold.

Joel R. Mesznik has been a director of our general partner since its inception in February 2013. Mr. Mesznik has also been President of Mesco Ltd. since its inception in 1990. Mesco Ltd. provides advisory services related to domestic and international transactions in a variety of industries. From 1999 to its sale to Microsoft in 2008, Mr. Mesznik served on the Board and in 2008, as Chairman of the Board, Greenfield Online, Inc. (a publicly traded company). From 1997 to 2006, he served as a trustee of RAIT Financial Trust (a publicly traded real estate investment trust). From 2000 to its sale in 2003, Mr. Mesznik served as director of Incentive Capital Group AG, a Swiss stock-exchange listed investment company. From 1998 to 2001, Mr. Mesznik served as a director of TRM Corporation (a publicly traded company). Since its inception in 1993, Mr. Mesznik has served as a director of Pharma/wHealth, a Luxembourg Stock Exchange listed open-end fund. Mr. Mesznik has been a director of a number of privately owned companies and managing member of multiple limited liability companies invested in real estate. From 1976 to 1990, Mr. Mesznik was affiliated with Drexel Burnham Lambert, Inc., including from 1976 to 1988, serving as founder and head of its Public Finance Department. He started his career in finance at Citibank, NY.

Daniel C. Herz has served as President and a director of our general partner since its inception in February 2013.  In addition, Mr. Herz has served as the Chief Executive Officer and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s Chief Executive Officer since August 2015 and as President of Atlas Energy Group, LLC, Titan Energy, LLC’s predecessor’s general partner since April 2015.  Mr. Herz served as Senior Vice President of Corporate Development and Strategy of Titan Energy LLC’s predecessor’s general partner from March 2012 to April 2015. Mr. Herz served as Senior Vice President of Corporate Development and Strategy of Atlas Energy’s general partner from February 2011 until February 2015. Mr. Herz was Senior Vice President of Corporate Development of Atlas Pipeline Partners GP, LLC from August 2007 until February 2015. He also was Senior Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Energy Resources, LLC from August 2007 until February 2011. Before that, Mr. Herz was Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Pipeline Partners GP, LLC from December 2004 and of Atlas Energy’s general partner from January 2006. Mr. Herz’s significant experience as a chief executive officer for the Company and related entities, together with his corporate development experience, enables him to provide the Board with executive counsel on a full range of business, strategic and professional matters.

Freddie M. Kotek has been a director of our general partner since its inception in February 2013.  He was also the Executive Vice President of our general partner from its inception in February 2013 until February 2017.  Mr. Kotek also served as Senior Vice President of the Investment Partnership Division of Atlas Energy Group, LLC from March 2012 until February 2017. Mr. Kotek served as the Senior Vice President of the Investment Partnership Division of Titan Energy, LLC and its predecessor, Atlas Resource Partners, L.P., from August 2015 until February 2017. Mr. Kotek was been Chairman of Atlas Resources, LLC from September 2001 until February 2017, and Chief Executive Officer and President from January 2002 until February 2017. Mr. Kotek served as Senior Vice President of the Investment Partnership Division of the general partner of Atlas Energy, L.P. from February 2011 until February 2015; an Executive Vice President of Atlas Energy, Inc. from February 2004 until February 2011, a director from September 2001 until February 2004 and Chief Financial Officer from February 2004 until March 2005; a Senior Vice President of Resource America, Inc. from 1995 until May 2004; and President of Resource Leasing, Inc. from 1995 until May 2004.

Jeffrey M. Slotterback has served as the Chief Financial Officer of our general partner since September 2015 and served as its Chief Accounting Officer from its inception in February 2013 to October 2015.  In addition, Mr. Slotterback has served as the Chief Financial Officer and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s Chief Financial Officer since September 2015. Mr. Slotterback has served as Chief Financial Officer of Atlas Energy Group, Titan Energy, LLC’s predecessor’s general partner, since September 2015 and served as its Chief Accounting Officer from March 2012 to October 2015.  Mr. Slotterback served as Chief Accounting Officer of Atlas Energy’s general partner from March 2011 until February 2015. Mr. Slotterback was the Manager of Financial Reporting for Atlas Energy, Inc. from July 2009 until February 2011 and then served as the Manager of Financial Reporting for Atlas Energy GP, LLC from February 2011 until March 2011. Mr. Slotterback served as Manager of Financial Reporting for both Atlas Energy GP, LLC and Atlas Pipeline Partners GP, LLC from May 2007 until July 2009. Mr. Slotterback was a Senior Auditor at Deloitte and Touche, LLP from 2004 until 2007, where he focused on energy and health care clients. Mr. Slotterback is a Certified Public Accountant. Mr. Slotterback’s significant accounting and financial experience, as well as his familiarity with the Company and its operations, enable him to provide the board with important insight into the Company.

Mark D. Schumacher has served as the Executive Vice President of Operations of our general partner since its inception in February 2013.  In addition, Mr. Schumacher has served as the President of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s President since April 2015 and as a Senior Vice President of Atlas Energy Group, Titan Energy, LLC’s predecessor’s general partner, since April 2015. Mr. Schumacher served as Chief Operating Officer of Titan Energy, LLC’s predecessor’s general partner from October 2013 to April 2015.  He has served as Executive Vice President of Atlas Energy, L.P. from July 2012 to October 2013. From August 2008 to July 2012, Mr. Schumacher served as President of Titan Operating, LLC, which we acquired in July 2012. From November 2006 until August 2008, Mr. Schumacher served as President of Titan Resources, LLC, which built an acreage position in the Barnett Shale that it sold to XTO Energy in October 2008. From February 2005 to November 2006, Mr. Schumacher served as the Team Lead of EnCana Oil & Gas (USA) Inc. where he was responsible for Encana’s Barnett Shale development. Mr. Schumacher was an engineer with Union Pacific Resources from 1984 to 2000. Mr. Schumacher has over 33 years of experience in drilling, production and reservoir engineering management, operations and business development in East Texas, Austin Chalk, Barnett Shale, Mid-Continent, the Rockies, the Gulf of Mexico, Latin America and Canada.

Lisa Washington has been the Chief Legal Officer and Secretary of our general partner since its inception in February 2013.  In addition, Ms. Washington has served as the Vice President, Chief Legal Officer and Secretary of Titan Energy, LLC since September 2016. Before then, she served as Titan Energy, LLC’s predecessor’s Vice President, Chief Legal Officer and Secretary since August 2015 and served as Senior Vice President of Atlas Energy Group, Titan Energy, LLC’s predecessor’s general partner, since September 2015, Chief Legal Officer and Secretary of Titan Energy, LLC’s predecessor’s general partner since February 2012 and served as Vice President of Titan Energy, LLC’s predecessor’s general partner from February 2015 to September 2015.  Ms. Washington served as Chief Legal Officer and Secretary of Atlas Energy GP, LLC from January 2006 to October 2009, and as a Senior Vice President from October 2008 to October 2009, and as Vice President, Chief Legal Officer and Secretary from February 2011 to February 2015. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Pipeline Partners GP, LLC from November 2005 to October 2009, a Senior Vice President from October 2008 to October 2009 and a Vice President from November 2005 until October 2008. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Energy, Inc. from November 2005 until February 2011, a Senior Vice President from October 2008 until February 2011, and a Vice President from November 2005 until October 2008. Ms. Washington served as Chief Legal Officer and Secretary of Atlas Energy Resources, LLC from 2006 until February 2011, a Senior President from July 2008 until February 2011 and a Vice President from 2006 until July 2008. From 1999 to 2005, Ms. Washington was an attorney in the business department of the law firm of Blank Rome LLP.

Matthew J. Finkbeiner has been the Chief Accounting Officer of our general partner since October 2015.  In addition, Mr. Finkbeiner has served as the Chief Accounting Officer of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s Chief Accounting Officer since October 2015. Mr. Finkbeiner has been the Chief Accounting Officer of Atlas Energy Group, Titan Energy, LLC’s predecessor’s general partner since October 2015.  Mr. Finkbeiner has held positions with Deloitte & Touche LLP, including Audit Senior Manager from September 2010 until joining ATLS in October 2015, Audit Manager from September 2007 to September 2010, and Audit Senior/Staff from September 2002 until September 2007. While at Deloitte & Touche LLP, Mr. Finkbeiner managed audits for a diversified base of clients in the oil and gas industry, including master limited partnerships. Mr. Finkbeiner is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

           Because we did not have any securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2016, no persons were required to file forms or reports required by Section 16(a) of the Exchange Act during that period.

Committees of the Board of Directors of our General Partner

The standing committees of the board of directors of our general partner are the Audit Committee and Conflicts Committee.

Audit Committee. The Audit Committee’s duties include establishing the scope of, and overseeing, the annual audit. The Audit Committee provides assistance to the board of directors of our general partner in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements and our compliance with legal and regulatory requirements. The Audit Committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that our management and the board of directors of our general partner have established. In doing so, it is the responsibility of the Audit Committee to maintain free and open communication between the committee and the independent auditors, internal accounting function and our management. The members of the Audit Committee are Messrs. Bagnell, Karis and Mesznik. Mr. Mesznik serves as the chairman and has been determined by the board of directors of our general partner to be an “audit committee financial expert,” as defined by SEC rules.

Conflicts Committee. The Conflicts Committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest. The Conflicts Committee determines if the conflict of interest has been resolved in accordance with our partnership agreement. If we seek approval of a conflict of interest from our Conflicts Committee, it is presumed that in making its decision, the Conflicts Committee acted in good faith in the best interest of our company. All of the members of the Conflicts Committee meet the independence standards established by the NYSE and the board. The members of the Conflicts Committee are Messrs. Bagnell, Karis and Mesznik, with Mr. Karis serving as chairman.

Code of Business Conduct and Ethics

Because we do not employ any persons, we rely on the code of business conduct and ethics adopted by Atlas Energy Group that applies to the executive officers, employees and other persons performing services for Atlas Energy Group and its affiliates generally. You may obtain a copy of this code of business conduct and ethics without charge at www.atlasenergy.com.

Role in Risk Oversight

General

The role in risk oversight of the board of directors of our general partner (the “Board”) recognizes the multifaceted nature of risk management. We administer our risk oversight function primarily through the Audit Committee, which monitors material enterprise risks. The Audit Committee meets with the members of management as needed to discuss our risk management framework and related areas. It also reviews any major transactions or decisions affecting our risk profile or exposure, and reviews with counsel legal compliance and legal matters that could have a significant impact on our financial statements. The Audit Committee also works with our internal audit function and is responsible for monitoring the integrity and ensuring the transparency of our financial reporting processes and systems of internal controls regarding finance, accounting and regulatory compliance. However, the Atlas Energy Group Audit Committee has ultimate responsibility for overseeing the internal audit function. The Audit Committee incorporates its risk oversight function into its regular reports to the board of directors of our general partner.

In addition to the Audit Committee’s role in risk management, the full board of directors of our general partner regularly engages in discussions of the most significant risks that we face and how these risks are being managed. Our general partner’s senior executives provide regular updates about our strategies and objectives and the risks inherent within them at board and committee meetings and in regular reports. Board and committee meetings also provide a venue for directors to discuss issues of concern with management. The Board and committees may call special meetings when necessary to address specific issues or matters that should be addressed before the next regularly scheduled meeting. In addition, our directors have access to our management at all levels to discuss any matters of interest, including those related to risk. Those members of management most knowledgeable of the issues will attend board meetings to provide additional insight into items being discussed, including risk exposures.

Compensation Programs

Atlas Energy Group’s compensation policies and programs are intended to encourage those employees who provide services to us to remain focused on both our short-term and long-term goals. Annual incentives are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance and/or that of the divisions for which the officer is responsible.

Because we do not employ any persons, we rely on Atlas Energy Group’s Code of Business Conduct and Ethics, which applies to all our officers and our general partner’s directors, further seeks to mitigate the potential for inappropriate risk taking. We also prohibit hedging transactions involving our units so our officers and our general partner’s directors cannot insulate themselves from the effects of our unit price performance.

Atlas Energy Group’s compensation committee, together with senior management, also reviews compensation programs and benefits plans affecting employees generally (in addition to those applicable to executive officers who provide services to us), and Atlas Energy Group has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Atlas Energy Group also believes that its incentive compensation arrangements provide incentives that do not encourage risk-taking beyond its ability to effectively identify and manage significant risks; are compatible with effective internal controls and its and our risk management practices; and are supported by the oversight and administration of Atlas Energy Group’s compensation committee with regard to executive compensation programs.

ITEM 11:	EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

For purposes of the following, the individuals listed below are collectively referred to as our “Named Executive Officers” or “NEOs.”  The amounts of their compensation are disclosed in the tables below.

•	Edward E. Cohen, our Chairman of the Board and Chief Executive Officer;
•	Jeffrey M. Slotterback, our Chief Financial Officer;
•	Jonathan Z. Cohen, our Executive Vice Chairman of the Board
•	Daniel C. Herz, our President; and
•	Mark D. Schumacher, our Executive Vice President of Operations.

We do not directly employ any of the persons responsible for managing our business. All of the executive officers that are responsible for managing our day-to-day affairs are also current officers of Atlas Energy Group or its affiliates, and therefore will have responsibilities for both us and Atlas Energy Group or such affiliate.

The executive officers of our general partner are employed by Atlas Energy Group or its affiliates and manage the day-to-day affairs of our business. These executive officers devote as much time to the management of our business as is necessary for the proper conduct of our business and affairs. The amount of time that each of our executive officers devotes to our business is subject to change depending on our activities, the activities of Atlas Energy Group and its affiliates, and any acquisitions or dispositions made by us, Atlas Energy Group or its affiliates. Because the executive officers of our general partner are employees of Atlas Energy Group or its affiliates, compensation other than the long-term incentive plan benefits described below is determined and paid by Atlas Energy Group or the appropriate affiliate, and reimbursed by us to the extent determined by our general partner. The executive officers of our general partner, as well as the employees of Atlas

Energy Group or its affiliates who provide services to us, may participate in employee benefit plans and arrangements sponsored by Atlas Energy Group, including plans that may be established in the future. Aside from the long-term incentive plan described below, neither we nor our general partner have entered into any additional employment or benefit-related agreements with any of the individuals who provide executive officer services to us, and we do not anticipate entering into any such agreements in the near future.

Responsibility and authority for compensation-related decisions for executive officers and other personnel employed by our general partner, if any, resides with our general partner. All determinations with respect to awards to be made under our long-term incentive plan to executive officers and other employees of our general partner and of Atlas Energy Group and its affiliates are made by the board of directors of our general partner, although our general partner’s board of directors may consult with Atlas Energy Group or its affiliates when making such decisions.

Responsibility and authority for compensation-related decisions for executive officers and other personnel that are employed by Atlas Energy Group or its affiliates reside with Atlas Energy Group or the appropriate affiliate. Atlas Energy Group has the ultimate decision-making authority with respect to the total compensation of its employees, including the individuals that serve as our executive officers, and with respect to the portion of that compensation that is allocated to us. Any such compensation decisions are not subject to any approval by the board of directors of our general partner. Although we bear an allocated portion of the costs of compensation and benefits provided to the Atlas Energy Group and/or Atlas Energy Group affiliate employees who serve as the executive officers of our general partner, we have no control over such costs. Each of these executive officers will continue to perform services for our general partner, as well as Atlas Energy Group and its affiliates, after the closing of this offering. Other than awards that our general partner makes under our long-term incentive compensation plan, compensation paid by us with respect to the executive officers of our general partner will reflect only the portion of compensation paid by Atlas Energy Group that is allocated to us pursuant to Atlas Energy Group’s allocation methodology.

SUMMARY COMPENSATION TABLE

				Stock awards ($)(1)	Option awards ($)(2)
Name	Year	Salary ($)	Bonus ($)			Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)

Edward E. Cohen	2016	140,000		334,000		190,000	30,177(3)	694,177
	2015	95,000		1,607,500		60,000	422,687	2,185,187

Jeffrey M. Slotterback	2016	56,038	60,000	167,000		107,500	0	1,485,602
	2015	41,077		225,050		60,000	20,634	1,466,347

Daniel C. Herz	2016	100,000		334,000		170,000	1,920(4)	605,920
	2015	65,000		1,607,500		200,000	124,633	1,997,133

Jonathan Z. Cohen	2016	100,000		334,000		170,000	64,248(5)	668,248
	2015	83,462		1,607,500		50,000	421,238	2,162,199

Mark D. Schumacher	2016	75,000		167,000		117,500	1,920(6)	361,420
	2015	75,000		1,125,250		100,000	6,892	1,307,142

(1)

For fiscal year 2016, the amounts reflect the grant date fair value of the phantom units under the Atlas Energy Group Plan.  The grant date fair value was determined in accordance with FASB ASC Topic 718 and is based on the market value on the grant date of Atlas Energy Group units.  For fiscal year 2015, the amounts reflect the grant date fair value of the phantom units under the Atlas Energy Group Plan.  The grant date fair value was determined in accordance with FASB ASC Topic 718 and is based on the market value on the grant date of Atlas Energy Group units.

(2)	The amounts in this column reflect the grant date fair value of options awarded under the Atlas Energy Group Plan calculated in accordance with FASB ASC Topic 718.
(3)

Includes our allocated portion of the matching contribution of $148,077 under the Atlas Energy Deferred Compensation Plan and our allocated portion of tax, title and insurance premiums for Mr. E. Cohen’s automobile.

(4)	Represents our allocated portion of an automobile allowance.
(5)

Comprised of (i) our allocated portion of the matching contribution of $133,846 under the Atlas Energy Deferred Compensation Plan, and (ii) our allocated portion of $187,393 paid under the agreement relating to Lightfoot.

(6)	Represents our allocated portion of an automobile allowance.

Employment Agreements and Potential Payments Upon Termination or Change of Control

Atlas Energy Group has employment agreements with certain of our NEOs that provide for severance compensation to be paid if such NEO’s employment is terminated under certain conditions.

Atlas Energy Group Employment Agreements

Effective September 4, 2015, Atlas Energy Group entered into an employment agreement with each of Edward E. Cohen, Atlas Energy Group’s Chief Executive Officer, Jonathan Z. Cohen, Atlas Energy Group’s Executive Chairman of the board of directors, Daniel C. Herz, Atlas Energy Group’s President, and Mark Schumacher, Atlas Energy Group’s Senior Vice President (collectively, the “Atlas Employment Agreements”).

The Atlas Employment Agreements with Messrs. E. Cohen and J. Cohen each provide for a term of three years (which automatically renews daily unless earlier terminated) and an initial base salary of $350,000, subject to periodic increases by the compensation committee.  The Atlas Employment Agreements with Messrs. Herz and Schumacher each provide for a term of two years (which automatically renews daily for one-year terms after the first anniversary of the effective date of the agreement unless earlier terminated) and an initial base salary of $350,000 (in the case of Mr. Herz) and $375,000 (in the case of Mr. Schumacher), subject to increases, but not decreases, by the Compensation Committee.

Under the Atlas Employment Agreements, Messrs. E. Cohen and J. Cohen are entitled to receive cash and non-cash bonus compensation in such amounts as the Atlas Energy Group board or Compensation Committee may approve or under the terms of any incentive plan that we maintain for the Atlas Energy Group senior level executives.  Atlas Energy Group is required to maintain a term life insurance policy for each of Mr. E. Cohen’s and Mr. J. Cohen’s respective lives that each separate policy provide a death benefit of $3 million to one or more beneficiaries designated by Messrs. E. Cohen and J. Cohen respectively, which such policy, at each individual’s request, can be assumed by such individual upon a termination of employment, if and as allowed by the applicable insurance company.

Pursuant to the Atlas Employment Agreements, Messrs. Herz and Schumacher are each entitled to receive a bonus determined in accordance with procedures established by Atlas Energy Group’s board or Compensation Committee.  In addition Messrs. Herz and Schumacher are each eligible to receive grants of equity-based compensation as determined by Atlas Energy Group’s board or Compensation Committee.

Under the Atlas Employment Agreements, if the executive is terminated without cause or resigns with good reason, then, subject to his execution and non-revocation of a release of claims in favor of us and related parties, the executive will be entitled to receive (a) two times (or three times in the case of Messrs. E. Cohen and J. Cohen) the sum of the executive’s base salary plus his average incentive compensation for the previous three years (or such lesser period as applicable), (b) a pro rata cash bonus for the year of termination, (c) 24 months of continued health insurance (or 36 months in the case of Messrs. E. Cohen and J. Cohen of continued health and life insurance), and (d) accelerated vesting of all equity-based compensation.

Pursuant to the Atlas Employment Agreements, in the event of death, Messrs. E. Cohen and J. Cohen are each entitled to receive (a) a pro rata cash bonus for the year of termination and (b) accelerated vesting of all equity-based compensation.  Under the Atlas Employment Agreements, in the event of disability, Messrs. E. Cohen and J. Cohen are each entitled to receive (a) a pro rata cash bonus for the year of termination, (b) 36 months of life and health insurance, and (c) accelerated vesting of all equity-based compensation.

Under the Atlas Employment Agreements, in the event of death or disability, Messrs. Herz and Schumacher are each entitled to receive (a) a pro rata cash bonus for the year of termination, (b) 12 months of continued health insurance for the executive and his dependents, and (c) accelerated vesting of all equity-based compensation.

In addition, the Atlas Employment Agreements each contain certain restrictive covenants, including (a) in the case of Messrs. E. Cohen and J. Cohen, a 12 month post termination noncompetition covenant and 24 month post termination nonsolicitation covenant if the executive is terminated with cause or resigns without good reason, (b) in the case of Mr. Herz an 18 month post termination noncompetition covenant and a 24 month post termination nonsolicitation covenant if the executive is terminated without cause or resigns without good reason, and (c) in the case of Mr. Schumacher, an 18 month post termination noncompetition covenant and 24 month post termination nonsolicitation covenant, if prior to a change in control or after the first anniversary of a change in control, the executive is terminated with cause or resigns without good reason, or within one year following a change in control, the executive’s employment terminates for any reason.

Under each of the Atlas Employment Agreements, any payments or benefits payable to the executive will be cutback to the extent that such payments or benefits would result in the imposition of excise taxes under Section 4999 of the Internal Revenue Code, unless the executive would be better off on an after-tax basis receiving all such payments or benefits.

Long-Term Incentive Plans

Long-Term Incentive Plan

Our general partner has approved the Atlas Growth Partners, L.P. Long-Term Incentive Plan (the “LTIP”). The LTIP is intended to promote the interests of the Partnership by providing to officers, employees and directors of our general partner and employees of its affiliates, consultants and joint venture partners who perform services for our general partner or us (including employees of Atlas Energy Group) incentive awards for superior performance that are based on common units.

The LTIP is intended to enhance the ability of our general partner and its affiliates to attract and retain the services of individuals who are essential for the growth and profitability of our general partner and us, and to encourage them to devote their best efforts to our business and that of our general partner.

Grants made under the LTIP will be determined by the board of directors of our general partner or a committee of the board, or the board (or a committee of the board) of an affiliate of our general partner that is appointed by the board to administer the LTIP. The board of directors of our general partner, the board of directors of an affiliate, or any respective committee thereof that administers the LTIP shall collectively be referred to as the “Committee.”

Subject to the provisions of the LTIP, the Committee is authorized to administer and interpret the LTIP, to make factual determinations and to adopt or amend its rules, regulations, agreements and instruments for implementing the LTIP. The Committee will also have the full power and authority to determine the recipients of grants under the LTIP as well as the terms and provisions of restrictions relating to grants.

Subject to any applicable law, the Committee, in its sole discretion, may delegate any or all of its powers and duties under the LTIP, including the power to award grants under the LTIP, to the Chief Executive Officer of our general partner, subject to such limitations as the Committee may impose, if any. However, the Chief Executive Officer may not make awards to, or take any action with respect to any grant previously awarded to, himself or a person who is subject to Rule 16b-3 under the Exchange Act.

Persons eligible to receive grants under the LTIP are (i) officers and employees of our general partner, its affiliates, consultants or joint venture partners who perform services for us, our general partner or an affiliate or in furtherance of our general partner’s or our business (each such officer and employee, an “eligible employee”) and (ii) non-employee directors of our general partner within the meaning of Rule 16b-3 under the Exchange Act.

Prior to a listing event, no awards may be issued under the LTIP. Upon a listing event, the number of Post-Listing common units underlying awards issuable under the LTIP will be fixed at 10.00% of the then-outstanding Post-Listing common units (including such Post-Listing common units that may be issued in an offering contemporaneous with the listing event). This amount is subject to further adjustment for events such as distributions (in common units or other securities or property, including cash), unit splits (including reverse splits), recapitalizations, mergers, consolidations, reorganizations, reclassifications and other extraordinary events affecting the outstanding common units such that an adjustment is necessary in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the LTIP. Common units issued under the LTIP may consist of common units newly issued by us, common units acquired in the open market or from any affiliate of our general partner or any other person. If any award granted under the LTIP is forfeited or otherwise terminates or is canceled or paid without the delivery of common units, then the common units covered by the award will (to the extent of the forfeiture, termination, or cancellation, as the case may be) again be available for grants of awards under the LTIP. Common units surrendered in payment of the exercise price of an option, and common units withheld or surrendered for payment of taxes, will not be available for re-issuance under the LTIP.

Awards granted under the LTIP may consist of options to purchase common units, phantom units and restricted units. All grants are subject to such terms and conditions as the Committee deems appropriate, including but not limited to vesting conditions.

An option is the right to purchase a common unit in the future at a predetermined price, or the exercise price. The exercise price of each option is determined by the Committee and may be equal to or greater than the fair market value of a common unit on the date the option is granted. The Committee will determine the vesting and exercise restrictions applicable to an award of options, if any, and the method or methods by which payment of the exercise price may be made, which may include, without limitation, cash, check acceptable to the board, a tender of common units having a fair market value equal to the exercise price, a “cashless” broker-assisted exercise, a recourse note in a form acceptable to the board of and that does not violate the Sarbanes-Oxley Act of 2002, a “net exercise” that permits us to withhold a number of common units that otherwise would be issued to the holder of the option pursuant to the exercise of the option having a fair market value equal to the exercise price or any combination of the methods described above.

Phantom units represent rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property. Phantom units are subject to terms and conditions determined by the Committee, which may include vesting restrictions. In addition, the Committee may grant distribution equivalent rights in connection with a grant of phantom units. Distribution equivalent rights represent the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by the Partnership with respect to a common unit during the period that the underlying phantom unit is outstanding. Distribution equivalents may (i) be paid currently by us or may be deferred and, if deferred, may accrue interest, (ii) accrue as a cash obligation or may convert into additional phantom units for the holder of the underlying phantom units, (iii) be payable based on the achievement of specific goals and (iv) be payable in cash or common units or in a combination of cash and common units, in each case as determined by the Committee.

Restricted units are actual common units issued to a participant that are subject to vesting restrictions and evidenced in such manner as the Committee may deem appropriate, including book-entry registration or issuance of one or more unit certificates. Prior to or upon the grant of an award of restricted units, the Committee will condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals or both. A holder of restricted units will have certain rights of holders of common units in general, including the right to vote the restricted units. However, during the period during which the restricted units are subject to vesting restrictions, the holder will not be permitted to sell, assign, transfer, pledge or otherwise encumber the restricted units. As determined by the Committee, cash dividends on restricted units may be automatically deferred or reinvested in additional restricted units and held subject to the vesting of the underlying restricted units, and dividends payable in common units may be paid in the form of restricted units of the same class as the restricted units with respect to which the dividend is paid and may be subject to vesting of the underlying restricted units.

Upon a “change in control” (as defined in the LTIP), all unvested awards granted under the LTIP held by directors will immediately vest in full. In the case of awards granted under the LTIP held by eligible employees, upon the eligible employee’s termination of employment without “cause” (as defined in the LTIP) or upon any other type of termination specified in the eligible employee’s applicable award agreement(s), in any case following a change in control, any unvested award will immediately vest in full and, in the case of options, become exercisable for the one-year period following the date of termination of employment, but in any case not later than the end of the original term of the option.

In connection with a change in control, the Committee, in its sole and absolute discretion and without obtaining the approval or consent of the unitholders or any participant, but subject to the terms of any award agreements and employment agreements to which our general partner (or any affiliate) and any participant are party, may take one or more of the following actions (with discretion to differentiate between individual participants and awards for any reason):

•	cause awards to be assumed or substituted by the surviving entity (or affiliate of such surviving entity);
•

accelerate the vesting of awards as of immediately prior to the consummation of the transaction that constitutes the change in control so that awards will vest (and, with respect to options, become exercisable) as to the common units that otherwise would have been unvested so that participants (as holders of awards granted under the LTIP) may participate in the transaction;

•	provide for the payment of cash or other consideration to participants in exchange for the cancellation of outstanding awards (in an amount equal to the fair market value of such cancelled awards);
•

terminate all or some awards upon the consummation of the change-in-control transaction, but only if the Committee provides for full vesting of awards immediately prior to the consummation of such transaction; and

•	make such other modifications, adjustments or amendments to outstanding awards or the LTIP as the Committee deems necessary or appropriate.

Except as otherwise determined by the Committee, no award granted under the LTIP will be assignable or transferable except by will or the laws of descent and distribution. When a participant dies, the personal representative or other person entitled to succeed to the rights of the participant may exercise the participant’s rights under his or her awards.

All awards granted under the LTIP will be subject to applicable federal (including FICA), state, and local tax withholding requirements. If our general partner so permits, common units may be withheld to satisfy tax withholding obligations with respect to awards paid in common units, at the time such awards become subject to employment taxes and tax withholding, as applicable, up to an amount that does not exceed the minimum required withholding for federal (including FICA), state and local tax liabilities. Our general partner may require forfeiture of any award for which the participant does not timely pay the applicable withholding taxes.

Subject to the limitations described below, the Committee may amend, alter, suspend, discontinue or terminate the LTIP at any time without the consent of participants, except that the Committee may not amend the LTIP without approval of the unitholders if such approval is required in order to comply with applicable stock exchange requirements. No amendment or termination of the LTIP may materially impair any rights or obligations of participants under any previously granted awards, unless the participant has consented or such amendment or termination was reserved in the LTIP or the applicable award agreements. The Committee may not reprice options, nor may the LTIP be amended to permit option repricing, unless the unitholders approve such repricing or amendment.

The LTIP will continue until the earlier of (i) the date terminated by the board of directors of our general partner, in its sole discretion, (ii) the date common units are no longer available for the grant of awards under the LTIP, or (iii) 10 years after a listing event.

Atlas Energy Group’s 2015 Long-Term Incentive Plan

In February 2015, Atlas Energy Group adopted the Atlas Energy Group, LLC 2015 Long-Term Incentive Plan, which we refer to as the “2015 LTIP.” The following is a brief description of the principal features of the 2015 LTIP.

Purpose

The 2015 LTIP is intended to promote Atlas Energy Group’s interests by providing to Atlas Energy Group’s officers, employees, and directors, employees of its affiliates, consultants, and joint venture partners who perform services for Atlas Energy Group incentive awards for superior performance that are based on its common units.  The 2015 LTIP is intended to enhance Atlas Energy Group’s ability to attract and retain the services of individuals who are essential for its growth and profitability, and to encourage them to devote their best efforts to Atlas Energy Group’s business and advancing its interests.

Administration

Grants made under the 2015 LTIP are determined by Atlas Energy Group’s board of directors or a committee appointed by the board of directors to administer the 2015 LTIP.  Atlas Energy Group’s board has appointed the Compensation Committee to administer the 2015 LTIP, which we refer to as the “committee.”

Subject to the provisions of the 2015 LTIP, the committee is authorized to administer and interpret the 2015 LTIP, to make factual determinations, and to adopt or amend its rules, regulations, agreements, and instruments for implementing the 2015 LTIP.  The committee also has the full power and authority to determine the recipients of grants under the 2015 LTIP as well as the terms and provisions of restrictions relating to grants.

Subject to any applicable law, the committee, in its sole discretion, may delegate any or all of its powers and duties under the 2015 LTIP, including the power to award grants under the 2015 LTIP, to Atlas Energy Group’s Chief Executive Officer, subject to such limitations as the committee may impose, if any.  However, the Chief Executive Officer may not make awards to, or take any action with respect to any grant previously awarded to, himself or a person who is subject to Rule 16b-3 under the Exchange Act.

Eligibility

Persons eligible to receive grants under the 2015 LTIP are (a) officers and employees of us, Atlas Energy Group’s affiliates, consultants, or joint venture partners who perform services for Atlas Energy Group or an affiliate or in furtherance of Atlas Energy Group’s business (we refer to each such officer and employee as an “eligible employee”) and (b) Atlas Energy Group’s non-employee directors.

Unit Reserve; Adjustments

Awards in respect of up to 5.25 million of Atlas Energy Group’s common units may be issued under the 2015 LTIP.  This amount is subject to adjustment as provided in the 2015 LTIP for events such as distributions (in common units or other securities or property, including cash), unit splits (including reverse splits), recapitalizations, mergers, consolidations, reorganizations, reclassifications, and other extraordinary events affecting our outstanding common units such that an adjustment is necessary in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the 2015 LTIP.  Common units issued under the 2015 LTIP may consist of newly issued common units, common units acquired in the open market or from any of our affiliates, or any other person, or any combination of the foregoing.  If any award granted under the 2015 LTIP is forfeited or otherwise terminates or is cancelled or paid without the delivery of common units, then the common units covered by the award will (to the extent of the forfeiture, termination, or cancellation, as the case may be) again be available for grants of awards under the 2015 LTIP.  Common units surrendered in payment of the exercise price of an option, and withheld or surrendered for payment of taxes, will not be available for re-issuance under the 2015 LTIP.

Awards

Awards granted under the 2015 LTIP may consist of options to purchase common units, phantom units, and restricted units.  All grants are subject to such terms and conditions as the committee deems appropriate, including vesting conditions.

Options.  An option is the right to purchase a common unit in the future at a predetermined price (which we refer to as the “exercise price”).  The exercise price of each option is determined by the committee and may be equal to or greater than the fair market value of a common unit on the date the option is granted.  The committee will determine the vesting and exercise restrictions applicable to an award of options, if any, and the method or methods by which payment of the exercise price may be made, which may include, without limitation, cash, check acceptable to Atlas Energy Group’s board of directors, a tender of common units having a fair market value equal to the exercise price, a “cashless” broker-assisted exercise, a recourse note in a form acceptable to Atlas Energy Group’s board of directors and that does not violate the Sarbanes-Oxley Act of 2002, a “net exercise” that permits Atlas Energy Group to withhold a number of common units that otherwise would be issued to the holder of the option pursuant to the exercise of the option having a fair market value equal to the exercise price, or any combination of the methods described above.

Phantom Units.  Phantom units represent rights to receive common units, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property.  Phantom units are subject to terms and conditions determined by the committee, which may include vesting restrictions.  In addition, the committee may grant distribution equivalent rights in connection with a grant of phantom units.  Distribution equivalent rights represent the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by us with respect to common units during the period that the underlying phantom unit is outstanding.  Distribution equivalents may (a) be paid currently or may be deferred and, if deferred, may accrue interest, (b) accrue as a cash obligation or may convert into additional phantom units for the holder of the underlying phantom units, (c) be payable based on the achievement of specific goals, and (d) be payable in cash or common units or in a combination of cash and common units, in each case as determined by the committee.

Restricted Units.  Restricted units are actual common units issued to a participant that are subject to vesting restrictions and evidenced in such manner as the committee may deem appropriate, including book-entry registration or issuance of one or more unit certificates.  Prior to or upon the grant of an award of restricted units, the committee will condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals, or both.  Unless otherwise determined by the committee, a holder of restricted units will have certain rights of holders of Atlas Energy Group’s common units in general, including the right to vote the restricted units.  During the period during which the restricted units are subject to vesting restrictions, however, the holder will not be permitted to sell, assign, transfer, pledge, or otherwise encumber the restricted units.  As determined by the committee, cash dividends on restricted units may be automatically deferred or reinvested in additional restricted units and held subject to the vesting of the underlying restricted units, and dividends payable in common units may be paid in the form of restricted units of the same class as the restricted units with respect to which the dividend is paid and may be subject to vesting of the underlying restricted units.

Change in Control

Individual	Triggering event	Acceleration
Eligible employees

Change of Control (as defined in the 2015 LTIP), and

Termination of employment without “cause” as defined in the 2015 LTIP or upon any other type of termination specified in the applicable award agreement(s), following a change of control

Unvested awards immediately vest in full and in the case of options, become exercisable for the one-year period following the date of termination (but not later than the end of the original term of the option)

Independent directors	Change of Control (as defined in the 2015 LTIP)	Unvested awards immediately vest in full

No Assignment

Except as otherwise determined by the committee, no award granted under the 2015 LTIP is assignable or transferable except by will or the laws of descent and distribution.  When a participant dies, the personal representative or other person entitled to succeed to the rights of the participant may exercise the participant’s rights under his or her awards.

Withholding

All awards granted under the 2015 LTIP are subject to applicable federal (including FICA), state, and local tax withholding requirements.  If we so permit, common units may be withheld to satisfy tax withholding obligations with respect to awards paid in common units, at the time such awards become subject to employment taxes and tax withholding, as applicable, up to an amount that does not exceed the minimum required withholding for federal (including FICA), state, and local tax liabilities.  Atlas Energy Group may require forfeiture of any award for which the participant does not timely pay the applicable withholding taxes.

Amendment and Termination

Subject to the limitations described below, the committee may amend, alter, suspend, discontinue, or terminate the 2015 LTIP at any time without the consent of participants, except that the committee may not amend the 2015 LTIP without approval of the unitholders if such approval is required in order to comply with applicable stock exchange requirements.  Atlas Energy Group may waive any conditions or rights under, amend any terms of, or alter any award previously granted under the 2015 LTIP; however, no change to any award previously granted under the 2015 LTIP may materially reduce the benefit to a participant, unless the participant has consented or such change is explicitly allowed in the 2015 LTIP or the applicable award agreements.  The committee may not reprice options, nor may the 2015 LTIP be amended to permit option repricing, unless the unitholders approve such repricing or amendment.

Plan Term

The 2015 LTIP will continue until the date terminated by Atlas Energy Group’s board of directors or the date upon which common units are no longer available for the grant of awards, whichever occurs first.

Atlas Energy Group’s Senior Executive Plan

In February 2015, Atlas Energy Group adopted the Atlas Energy Group, LLC Annual Incentive Plan for Senior Executives, which we refer to as the “Senior Executive Plan.” The following is a summary of the Senior Executive Plan.

Purpose

The Senior Executive Plan provides a means for awarding annual incentive pay, a component of Atlas Energy Group’s compensation program, to its senior executive employees and senior executive employees of its subsidiaries based on the achievement of performance goals over a designated performance period.  The performance period is Atlas Energy Group’s fiscal year or any other period of up to 12 months.  The objectives of the Senior Executive Plan are:

•	to enhance Atlas Energy Group’s ability to attract, reward and retain senior executive employees;
•	to strengthen employee commitment to Atlas Energy Group’s success; and
•	to align employee interests with those of Atlas Energy Group’s unitholders by providing compensation that varies based on its success.

Administration

The Senior Executive Plan is administered and interpreted by Atlas Energy Group’s Compensation Committee.  The committee has the authority to establish rules and regulations relating to the Senior Executive Plan, to interpret the Senior Executive Plan and those rules and regulations, to select participants, to determine each participant’s maximum award and award amount, to approve all awards, to decide the facts in any case arising under the Senior Executive Plan, to make all other determinations, including factual determinations, and to take all other actions necessary or appropriate for the proper administration of the Senior Executive Plan, including the delegation of its authority or power, where appropriate.

Eligibility and Participation

Atlas Energy Group’s, including our, senior executive employees are eligible to participate in the Senior Executive Plan.  The Compensation Committee selects the senior executive employees who will participate in the Senior Executive Plan for each performance period.

Establishment of Performance Goals

As soon as practicable following the beginning of a performance period, the Compensation Committee determines the performance goals, and each participant’s maximum award for the performance period.  The performance goals may provide for differing amounts to be paid based on differing thresholds of performance.

Performance Objectives

The performance goals are based on performance objectives selected by the Compensation Committee for each performance period.  In each period, the committee may consider factors including performance relative to an appropriate group designated by the committee, total market return and distributions paid to unitholders, and factors related to the operation of the business, including growth of reserves, growth in production, processing and intake of natural gas, health and safety performance, environmental compliance, and risk management.  The aforementioned performance criteria may be considered either individually or in any combination, applied to us as a whole, to a subsidiary, to a business unit of us or any subsidiary, to an affiliate or any subsidiary, or to any individual, measured either annually or cumulatively over a period of time.  To the extent applicable, the Compensation Committee, in determining whether and to what extent a performance goal has been achieved, will use the information set forth in Atlas Energy Group’s  and our audited financial statements and other objectively determinable information.  The performance goals established by the committee may be (but need not be) different each performance period, and different performance goals may be applicable to different participants.

Calculation of Awards

A participant will earn an award for a performance period based on the level of achievement of the performance goals established by the Compensation Committee for that performance period.  The committee may reduce or increase an award for any performance period based on its assessment of personal performance or other factors.

Payment of Awards

The Compensation Committee will certify and announce the awards that will be paid to each participant as soon as practicable following the final determination of Atlas Energy Group’s and our financial results for the relevant performance period.  Payment of the awards certified by the committee will be made as soon as practicable following the close of the performance period, but in any event within 2.5 months after the close of the performance period. Awards shall be paid in cash, in equity, or in a combination thereof.  Any common or phantom units may be issued under any long-term incentive plan.

Limitations on Payment of Awards

Generally, a participant must be employed on the last day of a performance period to receive payment of an award under the Senior Executive Plan.  If a participant’s employment terminates before the end of the performance period, however, the Compensation Committee may determine that the participant will remain eligible to receive a prorated portion of any award that would have been earned for the performance period, in such circumstances as the committee deems appropriate.  If a participant is on an authorized leave of absence during the performance period, the participant may be eligible to receive a prorated portion of any award that would have been earned, as determined by the committee.

Change in Control

Unless the Compensation Committee determines otherwise, if a “change in control” (as defined in the Senior Executive Plan) occurs before the end of a performance period, each participant will receive an award for the performance period based on performance measured as of the date of the change in control.

Amendment and Termination of Plan

The Compensation Committee has the authority to amend, modify, or terminate the Senior Executive Plan at any time.  In the case of a termination of the plan, each participant may receive all or a portion of the award that would otherwise have been earned for the then-current performance period had the Senior Executive Plan not been terminated, as determined by the committee.

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Exerciseable	Unexerciseable	Option Exercise Price	Option Expiration Date	Number of Units that have not Vested	Market Value of Units that have not Vested

Daniel C. Herz	-	-	N/A	N/A	250,000(1)	180,000
	-	-			200,000(2)	144,000

Jeffrey M. Slotterback	-	-	N/A	N/A	35,000(3)	25,200
	-	-			100,000(4)	72,000

Edward E. Cohen	-	-	N/A	N/A	250,000(1)	180,000
	-	-			200,000(2)	144,000

Jonathan Z. Cohen	-	-	N/A	N/A	250,000(1)	180,000
	-	-			200,000(2)	144,000

Mark D. Schumacher	-	-	N/A	N/A	175,000(5)	126,000
					100,000(4)	72,000

_____________________

(1)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 165,000; 6/8/2018 - 85,000.
(2)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 132,000; 6/8/2018 - 68,000.
(3)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 23,100; 6/8/2018 - 11,900.
(4)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 66,000; 6/8/2018 - 34,000.
(5)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 – 115,500; 6/8/2018 – 59,500.

2016 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive contributions In the last FY ($)	Registrant contributions in the last FY ($)	Aggregate earnings in the last FY ($)	Aggregate Withdrawals/Distributions ($)(1)	Aggregate balance at last FYE ($)(2)

Edward E. Cohen	7,000	7,000(3)	590	252,777	266,777
Jonathan Z. Cohen	5,307	5,307(4)	437	176,944	187,559

_____________________

(1)	Contributions are invested in a mutual fund and cash balances are invested daily in a money market account.
(2)	Represents the portion of the balance attributable to us.
(3)	This amount is included within the Summary Compensation Table for 2016 reflecting our allocated portion of $7,000 matching contribution in the all other compensation column.
(4)	This amount is included within the Summary Compensation Table for 2016 reflecting our allocated portion of $5,307 matching contribution in the all other compensation column.

Effective July 1, 2011, Atlas Energy established the Excess 401(k) Plan, an unfunded nonqualified deferred compensation plan for certain highly compensated employees.  Atlas Energy Group assumed Atlas Energy’s obligations under the plan as part of the Separation.  The Excess 401(k) Plan provides Messrs. E. and J. Cohen, the plan’s current participants, with the opportunity to defer, annually, the receipt of a portion of their compensation, and to permit them to designate investment indices for the purpose of crediting earnings and losses on any amounts deferred under the Excess 401(k) Plan.  Messrs. E. and J. Cohen may defer up to 10% of their total annual cash compensation (which means base salary and non-performance-based bonus) and up to 100% of all performance-based bonuses, and Atlas Energy Group is obligated to match such deferrals on a dollar-for-dollar basis (i.e., 100% of the deferral) up to a total of 50% of their base salary for any calendar year.  The account is invested in a mutual fund and cash balances are invested daily in a money market account.  Atlas Energy established a “rabbi” trust to serve as the funding vehicle for the Excess 401(k) Plan and Atlas Energy Group will, not later than the last day of the first month of each calendar quarter, make contributions to the trust in the amount of the compensation deferred, along with the corresponding match, during the preceding calendar quarter.  Notwithstanding the establishment of the rabbi trust, Atlas Energy Group’s obligation to pay the amounts due under the Excess 401(k) Plan constitutes a general, unsecured obligation, payable out of its general assets, and Messrs. E. and J. Cohen do not have any rights to any specific asset of the company.

The Excess 401(k) Plan has the following additional provisions:

•

At the time the participant makes his deferral election with respect to any year, he must specify the date or dates (but not more than two) on which distributions will start, which date may be upon termination of employment or a date that is at least three years after the year in which the amount deferred would otherwise have been earned.  A participant may subsequently defer a specified payment date for a minimum of an additional five years from the previously elected payment date.  If the participant fails to make an election, all amounts will be distributable upon the termination of employment.

•	Distributions will be made earlier in the event of death, disability or a termination of employment due to a change of control.
•

If the participant elects to receive all or a portion of his distribution upon the termination of employment, it will be paid in a lump sum.  Otherwise, the participant may elect to receive a lump sum payment or equal installments over not more than 10 years.

•

A participant may request a distribution of all or part of his account in the event of an unforeseen financial emergency.  An unforeseen financial emergency is a severe financial hardship due to an unforeseeable emergency resulting from a sudden and unexpected illness or accident of the participant, or, a sudden and unexpected illness or accident of a dependent, or loss of the participant’s property due to casualty, or other similar and extraordinary unforeseeable circumstances arising as a result of events beyond the control of the participant.  An unforeseen financial emergency is not deemed to exist to the extent it is or may be relieved through reimbursement or compensation by insurance or otherwise; by borrowing from commercial sources on reasonable commercial terms to the extent that this borrowing would not itself cause a severe financial hardship; by cessation of deferrals under the plan; or by liquidation of the participant’s other assets (including assets of the participant’s spouse and minor children that are reasonably available to the participant) to the extent that this liquidation would not itself cause severe financial hardship.

The table above reflects salary and matching contribution costs allocated to us.

DIRECTOR COMPENSATION

The following table sets forth compensation for 2016 for our directors.

Name	Fees earned or paid in cash($)	Stock awards($)	All other compensation($)	Total($)
William R. Bagnell	100,000	—	—	100,000
William A. Karis	100,000	—	—	100,000
Joel R. Mesznik	100,000	—	—	100,000

___________________

Director Compensation

Any member of the board of directors of our general partner who is also an employee of our general partner, Atlas Energy Group or their affiliates does not receive additional compensation for serving on the board of directors of our general partner.

Our non-employee directors are entitled to receive annual compensation for services they provide for us in the amount of a $100,000 cash retainer (paid in quarterly installments).

Directors receive no meeting fees, but each director will be reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board or its committees.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information with respect to the beneficial ownership of our common units as of April 13, 2017 by:

•	each of our general partner’s directors and named executive officers;
•	each unitholder known to us to beneficially hold 5.00% or more of our common units; and
•	all of our general partner’s directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes to the tables below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all common units that they beneficially own, subject to applicable community property laws. Unless otherwise noted, the business address of each beneficial owner listed on the tables below is Park Place Corporate Center One, 1000 Commerce Drive, Suite 410, Pittsburgh, PA 15278.

Name of Beneficial Owner	Units	Percentage of Common Units Beneficially Owned (1)
Directors
Edward E. Cohen	30,000(3)	*
Jonathan Z. Cohen	30,000(4)	*
William Bagnell	—	—
William G. Karis	—	—
Joel R. Mesznik	—	—
Daniel C. Herz	15,000(5)	*
Freddie M. Kotek	5,000(6)	*
Non-Director Named Executive Officers
Mark D. Schumacher	—(7)	—
Lisa Washington	—(8)	—
Jeffrey M. Slotterback	—	—
All directors and executive officers as a group (10 persons)	80,000	*

*

The percentage of common units beneficially owned by each director or executive officer does not exceed one percent of the common units outstanding; and the percentage of common units beneficially owned by all directors and executive officers of our general partner, as a group, does not exceed one percent of the common units outstanding.

(1)	Applicable beneficial ownership percentages prior to our primary offering are based on 23,300,410 common units outstanding as of April 13, 2017.
(2)

Applicable beneficial ownership percentages after primary offering are based on 23,400,410 common units (if the minimum number of units is sold) or 123,300,410 common units (if the maximum number of common units is sold) outstanding, immediately after the closing of our primary offering.

(3)	Mr. E. Cohen also holds a 4.85% interest in Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P.
(4)	Mr. J. Cohen also holds a 4.85% interest in Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P.
(5)	Mr. Herz also holds a 2.17% interest in Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P.
(6)	Mr. Kotek also holds a 2.17% interest in Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P.
(7)	Mr. Schumacher holds a 0.85% interest in Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P.
(8)	Ms. Washington holds a 0.55% interest in Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P.

The following table provides information with respect to the beneficial ownership of ATLS as of April 14, 2017 by each of our general partner’s directors and named executive officers and all of our general partner’s directors and executive officers as a group.

	Common unit amount and nature of beneficial ownership	Percent of class	Series A preferred unit amount and nature of beneficial ownership	Percent of class	Common units owned on an “as if” converted basis	Percent
Beneficial owner
Directors (1)

Edward E. Cohen	1,030,031(2)	3.9%	520,194(3)	27.5%	2,655,637	8.2%
Jonathan Z. Cohen	984,217(5)	3.7%	520,194(6)	27.5%	2,609,823	8.1%
William Bagnell	–	–	–	–	–	–
William G. Karis	6,128	*	–	–	6,128	*
Daniel C. Herz	40,864(7)	*	56,745	3.0%	218,192	*
Freddie Kotek	183,878(4)	*	56,745	3.0%	361,206	1.1%
Joel R. Mesznik	–	–	–	–	–	–

Named Executive Officers(1)
Jeffrey M. Slotterback	1,101	*	–	–	1,101	*
Mark D. Schumacher	7,375	*	–	–	7,375	*
All executive officers and directors as a group (11 persons)	1,278,533 (8)	4.8%	893,781(9)	47.3%	4,071,599	12.5%
*	Less than 1%
(1)	The business address for each director, director nominee and executive officer is Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, PA 15275-1011.
(2)

Includes (i) 13,125 ATLS common units held in an individual retirement account of Mr. E. Cohen’s spouse, (ii) 33,636 ATLS common units held in trust for the benefit of Mr. E. Cohen’s spouse and/or children; (iii) 559,563 ATLS common units held by a charitable foundation of which Mr. E. Cohen, his spouse and their children are among the trustees (the “Foundation”); (iv) 151,413 warrants to purchase an equivalent number of common units held by the Foundation; (v) 50,299 ATLS common units held by Solomon Investment Partnership, L.P. (the “Partnership”), of which Mr. E. Cohen and his spouse are the sole shareholders, officers and directors of the corporate general partner and are the sole partners of the Partnership; and (vi) 151,413 warrants to purchase an equivalent number of ATLS common units held by the Partnership. Mr. E. Cohen disclaims beneficial ownership of the units described in (i) and (ii) above. 744,612 of these common units are also included in the common units referred to in footnote 5 below.

(3)

Includes 260,097 Series A Preferred Units held by the Partnership.  Also includes 260,097 Series A Preferred Units held by the Foundation.  The units held by the Foundation are also referred to in footnote 6 below.

(4)

Includes (i) 43,325 units held by spouse; (ii) 58,239 units held by his children’s trust; (iii) 965 units held by his children; (iv) 3,229 units held by his mother-in-law and (v) 32,445 warrants to purchase an equivalent number of ATLS common units.

(5)

Includes (i) 151,413 warrants to purchase an equivalent number of ATLS common units; (ii) 151,413 warrants to purchase an equivalent number of ATLS common units held by the Foundation; (iii) 33,636 ATLS common units held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary and (iv) 559,563 ATLS common units held by the Foundation. 744,612 of common units are also included in the common units referred to in footnote 2 above.

(6)

This amount includes (i) 260,097 Series A Preferred Units held directly and (ii) 260,097 Series A Preferred Units held by the Foundation.  The units held by the Foundation are also included in the units referred to in footnote 3 above.

(7)	Includes 32,445 warrants to purchase an equivalent number of ATLS common units.
(8)

This number has been adjusted to exclude 593,199 ATLS common units and 151,413 warrants to purchase ATLS common units which were included in both Mr. E. Cohen’s beneficial ownership amount and Mr. J. Cohen’s beneficial ownership amount.

(9)	This number has been adjusted to exclude 260,097 Series A Preferred Units which were included in both Mr. E. Cohen’s beneficial ownership amount and Mr. J. Cohen’s beneficial ownership amount.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Agreements

We and certain of our affiliates have entered from time to time into various documents and agreements. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.

We do not directly employ any persons to manage or operate our business. These functions are provided by our employees and affiliates. AGP GP receives an annual management fee in connection with managing us equivalent to 1% of capital contributions per annum. During the year ended December 31, 2016, we paid $2.3 million for this management fee. ATLS charges us direct costs, such as salary and wages, and allocates indirect costs to us, such as rent for offices, based on the number of its employees who devoted substantially all their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We will reimburse all necessary and reasonable costs allocated by AGP GP.

Anthem Securities, Inc. (“Anthem”) is currently acting as our dealer manager for our primary offering as further described in our registration statement on Form S-1 (File No. 333-207537). We will pay Anthem (1) compensation equal to 3.00% of the gross proceeds of the offering (Anthem may reallow up to 1.50% of gross offering proceeds it receives as dealer manager fees to participating broker-dealers, but expects to reallow 1.25% of gross offering proceeds to participating broker-dealers); (2) 7.00% and 3.00% of aggregate gross proceeds from the sale of Class A common units and Class T common units, respectively, as sales commissions; (3) with respect to Class T common units, a distribution and unitholder servicing fee in the aggregate amount of 4.00% of the gross proceeds from the sale of Class T common units, which distribution and unitholder servicing fee will be withheld from cash distributions otherwise payable to the purchasers of Class T common units at a rate of $0.025 per quarter per unit.  On November 2, 2016, we decided to temporarily suspend our current primary offering efforts.

Registration Rights in Partnership Agreement

In our Second Amended and Restated Agreement of Limited Partnership, which will not become effective unless a listing event occurs, we will agree to register for resale under the Securities Act and applicable state securities laws any common units or other partnership securities proposed to be sold by our general partner, ATLS or any of their respective affiliates if an exemption from the registration requirements is not otherwise available. There is no limit on the number of times that we may be required to file registration statements pursuant to this obligation. We will also agree to include any securities held by our general partner, ATLS or any of their respective affiliates in any registration statement that we file to offer securities for cash, other than an offering relating solely to an employee benefit plan. These registration rights continue for two years following any withdrawal or removal of our general partner. We must pay all expenses incidental to the registration, excluding underwriting discounts and commissions. No registration rights will be given to the dealer manager.

Review, Approval or Ratification of Transactions with Related Parties

Because the Partnership does not employ any persons, the Partnership relies on the code of business conduct and ethics adopted by ATLS that applies to the executive officers, employees and other persons performing services for ATLS and its affiliates generally. You may obtain a copy of this code of business conduct and ethics without charge at www.atlasenergy.com.

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors of our general partner in accordance with the provisions of our Partnership Agreement.

Director Independence

The board of directors of our general partner consists of seven directors. The board of directors has determined that Messrs. Bagnell, Karis and Mesznik each satisfy the requirement for independence set out in the rules of the New York Stock Exchange and those set forth in Rule 10A-3(b)(1) of the Exchange Act. The board of directors has established a conflicts committee, which is composed of the independent directors, for purposes of reviewing potential conflicts of interest between us and our general partner.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2016 and 2015, the accounting fees and services charged by Grant Thornton, LLP, our independent auditors, were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Audit fees(1)	$165	$204
Audit-related fees(2)	—	—
Tax fees(3)	—	—
Total accounting fees and services	$165	$204

(1)

Represents the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton LLP principally for the audits of our annual financial statements, reviews of our quarterly financial information and reviews of documents filed with the SEC.

Audit Committee Pre-Approval Policies and Procedures

The audit committee of our general partner, on at least an annual basis, will review audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2016 and 2015.

PART IV

ITEM 15:	EXHIBITS

Exhibit No.	Description

1.1	Form of Soliciting Dealer Agreement (incorporated by reference to the registration statement on Form S-1 (File No. 333-207357) filed on January 11, 2016).

2.1

Purchase and Sale Agreement by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P., dated as of September 24, 2014. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(1) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request (incorporated by reference to Atlas Resource Partners, L.P.’s Current Report on Form 8-K filed on September 30, 2014).

2.2

First Amendment to Purchase and Sale Agreement by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P., dated as of October 27, 2014 (incorporated by reference to Atlas Resource Partners, L.P.’s Current Report on Form 8-K filed on May 1, 2015).

Exhibit No.	Description
2.3

Second Amendment to Purchase and Sale Agreement by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P.,

dated as of March 31, 2015 (incorporated by reference to Atlas Resource Partners, L.P.’s Current Report on Form 8-K filed on April 6, 2015).`

2.4

Shared Acquisition and Operating Agreement by and among ARP Eagle Ford, LLC and Atlas Growth Eagle Ford, LLC, dated September 24, 2014.. The schedules to the Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request (incorporated by reference to Atlas Resource Partners, L.P.’s Current Report on Form 8-K filed on September 30, 2014).

2.5

Amended and Restated Shared Acquisition and Operating Agreement by and among ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Eagle Ford Operating Company, LLC, effective as of September 24, 2014. The schedules to the Amended and Restated Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request (incorporated by reference to Atlas Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

2.6

Addendum #2 to the Amended and Restated Shared Acquisition and Operating Agreement by and among ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Eagle Ford Operating Company, LLC, effective as of July 1, 2015. The schedules to Addendum #2 to the Amended and Restated Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request (incorporated by reference to Atlas Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

2.7

Addendum #3 to the Amended and Restated Shared Acquisition and Operating Agreement by and among ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Eagle Ford Operating Company, LLC, effective as of September 30, 2015. The schedules to Addendum #3 to the Amended and Restated Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request (incorporated by reference to Atlas Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

3.1	Certificate of Limited Partnership of Atlas Growth Partners, L.P. (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

3.2	Partnership Agreement of Atlas Growth Partners, L.P., dated February 11, 2013 (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

3.3	First Amended and Restated Limited Partnership Agreement of Atlas Growth Partners, L.P. (incorporated by reference to our Current Report on Form 8-K filed on April 6, 2016).

3.4

Form of Second Amended and Restated Agreement of Limited Partnership of Atlas Growth Partners, L.P. (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

3.5	Certificate of Formation of Atlas Growth Partners GP, LLC (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

3.6

Amended and Restated Limited Liability Company Agreement of Atlas Growth Partners GP, LLC, dated as of November 26, 2013 (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

4.1	Form of Warrant Agreement (included as Exhibit D to the Prospectus filed pursuant to Rule 424(b)(1) filed on April 5, 2016).

10.1	Form of Subscription Agreement (included as Exhibit C to the Prospectus filed pursuant to Rule 424(b)(1) filed on April 5, 2016).

Exhibit No.	Description

10.2

Credit Agreement among Atlas Growth Partners, L.P., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, dated as of May 1, 2015 (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on March 25, 2016).

10.3	Atlas Growth Partners, L.P. Long Term Incentive Plan (included as Exhibit F to the Prospectus filed pursuant to Rule 424(b)(1) filed on April 5, 2016).

10.4

Exclusive Dealer Manager Agreement by and among Atlas Growth Partners, L.P., Atlas Growth Partners GP, LLC and Anthem Securities, Inc., dated April 5, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 6, 2016).

10.5	Atlas Growth Partners, L.P. Distribution Reinvestment Plan (incorporated by reference to our Current Report on Form 8-K filed on April 6, 2016).

21.1	List of Subsidiaries of Atlas Growth Partners, L.P.

23.1*	Consent of Wright and Company, Inc.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

99.1*	Summary Reserve Report of Wright & Company, Inc.

101.INS*	XBRL Instance Document(1)

101.SCH*	XBRL Schema Document(1)

101.CAL*	XBRL Calculation Linkbase Document(1)

101.LAB*	XBRL Label Linkbase Document(1)

101.PRE*	XBRL Presentation Linkbase Document(1)

101.DEF*	XBRL Definition Linkbase Document(1)

* Filed herewith

(1) Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its general partner

Date: April 17, 2017	By:	/s/ Edward E. Cohen
Edward E. Cohen Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of April 17, 2017.

/s/ Edward E. Cohen	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
Edward E. Cohen

/s/ Jonathan Z. Cohen	Executive Vice Chairman of the Board
Jonathan Z. Cohen

/s/ Jeffrey M. Slotterback	Chief Financial Officer (Principal Financial Officer)
Jeffrey M. Slotterback

/s/ Matthew J. Finkbeiner	Chief Accounting Officer (Principal Accounting Officer)
Matthew J. Finkbeiner

/s/ Daniel C. Herz	President and Director
Daniel C. Herz

/s/ Freddie M. Kotek	Director
Freddie M. Kotek

/s/ William R. Bagnell	Director
William R. Bagnell

/s/ William G. Karis	Director
William G. Karis

/s/ Joel R. Mesznik	Director
Joel R. Mesznik