Form 10-Q
period 2017-03-31
Atlas Growth Partners, L.P.
filed 2017-05-15
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 000-55603

Atlas Growth Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0906030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
425 Houston Street, Suite 300 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip code)

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

The number of outstanding common limited partner units of the registrant on May 11, 2017 was 23,300,410.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,927	$8,586
Accounts receivable	800	846
Current derivative assets	132	—
Total current assets	9,859	9,432
Property, plant and equipment, net	67,766	68,899
Long-term derivative assets	37	—
Other assets, net	156	169
Total assets	$77,818	$78,500
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$677	$890
Advances from affiliates	1,843	1,355
Current portion of derivative liability	—	284
Accrued liabilities	136	241
Total current liabilities	2,656	2,770
Long-term derivative liability	—	280
Asset retirement obligations and other	645	641
Commitments and contingencies (Note 7)
Partners’ Capital:
General partner’s interest	(2,559)	(2,553)
Common limited partners’ interests	73,940	74,226
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	74,517	74,809
Total liabilities and partners’ capital	$77,818	$78,500

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Gas and oil production	$2,396	$3,101
Gain on mark-to-market derivatives	757	333
Total revenues	3,153	3,434
Costs and expenses:
Gas and oil production	952	814
General and administrative	198	101
General and administrative – affiliate	1,183	2,588
Depreciation, depletion and amortization	1,112	4,227
Total costs and expenses	3,445	7,730
Net loss	$(292)	$(4,296)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(286)	$(4,209)
General partner’s interest	(6)	(87)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.01)	$(0.18)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total Partners’ Capital
	Class A Units	Amount	Units	Amount	Warrants	Amount
Balance at December 31, 2016	100	$(2,553)	23,300,410	$74,226	2,330,041	$3,136	$74,809
Net loss	—	(6)	—	(286)	—	—	(292)
Balance at March 31, 2017	100	$(2,559)	23,300,410	$73,940	2,330,041	$3,136	$74,517

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(292)	$(4,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	1,112	4,227
Gains on derivatives	(705)	(96)
Amortization of deferred financing costs	13	18
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	18	277
Advances to/from affiliates	488	12,466
Accounts payable and accrued liabilities	(293)	(331)
Net cash provided by operating activities	341	12,265
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,549)
Net cash used in investing activities	—	(5,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common limited partner units and warrants	—	(1,525)
Distributions paid to unitholders	—	(4,160)
Net cash used in financing activities	—	(5,685)
Net change in cash and cash equivalents	341	1,031
Cash and cash equivalents, beginning of year	8,586	23,321
Cash and cash equivalents, end of period	$8,927	$24,352

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

We are a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGLs”) with operations primarily focused in the Eagle Ford Shale in south Texas. Our general partner, Atlas Growth Partners GP, LLC (“AGP GP”) owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and effectively controls us. Unless the context otherwise requires, references to “Atlas Growth Partners, L.P.,” “Atlas Growth Partners,” “the Partnership,” “we,” “us,” “our” and “our company” refer to Atlas Growth Partners, L.P. and our consolidated subsidiaries.

Atlas Energy Group, LLC (“ATLS”), a publicly traded Delaware limited liability company (OTCQX: ATLS), manages and controls us through its 2.1% limited partner interest in us and 80.0% member interest in AGP GP. Current and former members of ATLS management own the remaining 20% member interest in AGP GP.

In addition to its general and limited partner interest in us, ATLS also holds a Series A Preferred Share (which entitles it to receive 2% of distributions, subject to potential dilution in the event of future equity interests and to appoint four of seven directors) in Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and NGLs, with operations in basins across the United States, and a general and limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, which incubate new MLPs and invest in existing MLPs. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”).

At March 31, 2017, we had 23,300,410 common limited partner units issued and outstanding.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities Exchange Commission regarding interim financial reporting and include all adjustments that are necessary for a fair presentation of our consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our condensed consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our condensed consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion of gas and oil properties, and fair value of derivative instruments. The oil and gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery.  Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Liquidity and Capital Resources

We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including our private placement offering completed in 2015. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2017. These lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position.

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

Cash Distributions

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(292)	$(4,296)
Less: General partner’s interest	(6)	(87)
Net loss attributable to common limited partners	$(286)	$(4,209)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Weighted average number of common units – basic	23,300	23,300
Add effect of dilutive awards(1)	—	—
Weighted average number of common units – diluted	23,300	23,300

(1)

For both the three months ended March 31, 2017 and 2016, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

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

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are evaluating the impact of this updated accounting guidance on our condensed consolidated financial statements, and based on the continuing evaluation of our revenue streams, this accounting guidance is not expected to have a material impact on our net income (loss). This accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers. We are still in the process of determining whether or not we will use the retrospective method or the modified retrospective approach to implementation.

NOTE 3– PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Natural gas and oil properties:
Proved properties	84,619	84,631
Unproved properties	63,322	63,314
Support equipment and other	3,188	3,188
	151,129	151,133
Less – accumulated depreciation, depletion and amortization	(83,363)	(82,234)
	$67,766	$68,899

As of March 31, 2017, we did not have any non-cash investing activity capital expenditures. During the three months ended March 31, 2016, we recognized $0.1 million of non-cash investing activities capital expenditures, which were included within the changes in accounts payable and accrued liabilities on our condensed consolidated statements of cash flows.

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

We recorded net derivative assets of $0.2 million and net derivative liabilities of $0.6 million on our condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	March 31,
	2017	2016
Gains recognized on cash settlement	$52	$237
Changes in fair value on open derivative contracts	705	96
Gain on mark-to-market derivatives	$757	$333

The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the date indicated (in thousands):

Offsetting Derivatives as of March 31, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$280	$(148)	$132
Long-term portion of derivative assets	90	(53)	37
Total derivative assets	$370	$(201)	$169
Current portion of derivative liabilities	$(148)	$148	$—
Long-term portion of derivative liabilities	(53)	53	—
Total derivative liabilities	$(201)	$201	$—

Offsetting Derivatives as of December 31, 2016
Current portion of derivative assets	$97	$(97)	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$97	$(97)	$—
Current portion of derivative liabilities	$(381)	$97	$(284)
Long-term portion of derivative liabilities	(280)	—	(280)
Total derivative liabilities	$(661)	$97	$(564)

As of March 31, 2017, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Asset
			(in thousands)(2)
2017(3)	80,400	$53.298	$127
2018	74,500	$52.510	42
		Net assets	$169

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward WTI crude oil prices, as applicable.
(3)	The production volumes for 2017 include the remaining nine months of 2017 beginning April 1, 2017.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured on a Recurring Basis

We use a market approach fair value methodology to value our outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-

observable data used to determine fair value. As of March 31, 2017 and December 31, 2016, all of our derivative financial instruments were classified as Level 2.

Information for financial instruments measured at fair value was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2017
Assets, gross
Commodity swaps	$—	$370	$—	$370
Total derivative assets, gross	—	370	—	370
Liabilities, gross
Commodity swaps	—	(201)	—	(201)
Total derivative liabilities, gross	—	(201)	—	(201)
Total derivatives, fair value, net	$—	$169	$—	$169
As of December 31, 2016
Assets, gross
Commodity swaps	$—	$97	$—	$97
Total derivative assets, gross	—	97	—	97
Liabilities, gross
Commodity swaps	—	(661)	—	(661)
Total derivative liabilities, gross	—	(661)	—	(661)
Total derivatives, fair value, net	$—	$(564)	$—	$(564)

Other Financial Instruments

Our other current assets and liabilities on our condensed consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1.

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan. AGP GP receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum.  During both the three months ended March 31, 2017 and 2016, we paid $0.6 million related to this management fee. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and AGP GP discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, we had payables to ATLS of $0.5 million and $0.6 million, respectively, related to the management fee, direct costs and allocated indirect costs, which was recorded in advances from affiliates in the condensed consolidated balance sheets.

Relationship with Titan/ARP. At the direction of ATLS, we reimburse Titan/ARP for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of March 31, 2017 and December 31, 2016, we had payables to Titan of $1.3 million and $0.8 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts, which was recorded in advances to/from affiliates in the condensed consolidated balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of March 31, 2017, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits. The agreements provide for severance payments under certain circumstances.

As of March 31, 2017, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of March 31, 2017 and December 31, 2016.

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

Atlas Energy Group, LLC (“ATLS”), a publicly traded Delaware limited liability company (OTCQX: ATLS), manages and controls us through its 2.1% limited partner interest in us and 80% member interest in AGP GP. Current and former members of ATLS management own the remaining 20% member interest in AGP GP.

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

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines since the fourth quarter of 2014 and continued to remain low in 2017. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. Currently, our gas and oil production revenues and expenses consist of our gas and oil production activities derived from our wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. We have established production positions in the following operating areas:

•	the Eagle Ford Shale in southern Texas, an oil-rich area in which we acquired acreage in November 2014, represents over ninety percent of our operations;
•	the Marble Falls play in the Fort Worth Basin in northern Texas, in which we own acreage and producing wells, contains liquids rich natural gas and oil; and
•	the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area.

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended March 31,
	2017	2016

Gross wells drilled(1)	—	—
Net wells drilled(1)	—	—
Gross wells turned in line(2)	—	2
Net wells turned in line(2)	—	2

(1)  There were no exploratory wells drilled during each of the periods presented.

(2)  Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Total production volumes per day:(1)
Natural gas (Mcfd)	354	500
Oil (Bpd)	485	1,138
NGLs (Bpd)	60	85
Total (Mcfed)	3,628	7,839
Total production volumes:(1)
Natural gas (MMcf)	32	46
Oil (MBbls)	44	104
NGLs (MBbls)	5	8
Total (MMcfe)	327	713

(1)

“MMcf” represents million cubic feet; “MMcfe” represent million cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day. Barrels are converted to Mcfe using the ratio of approximately 6 Mcf to one barrel.

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

	Three Months Ended March 31,
	2017	2016
Production revenues (in thousands):(1)
Natural gas revenue	$101	$87
Oil revenue	2,185	2,934
NGLs revenue	110	80
Total revenues	$2,396	$3,101
Average sales price:
Natural gas (per Mcf):
Total realized price, after hedge	$3.19	$1.91
Total realized price, before hedge	$3.19	$1.91
Oil (per Bbl):
Total realized price, after hedge(1)	$50.55	$30.62
Total realized price, before hedge	$50.00	$28.33
NGLs (per Bbl):
Total realized price, after hedge	$20.21	$10.34
Total realized price, before hedge	$20.21	$10.34
Total Production costs (per Mcfe):
Lease operating expenses	$2.35	$0.85
Production taxes	0.46	0.21
Transportation and compression	0.10	0.08
Total production costs per Mcfe	$2.91	$1.14

(1)	Includes the impact of $0.1 million and $0.2 million of cash settlements for the three months ended March 31, 2017 and 2016, respectively, on our oil derivative contracts.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gas and oil production revenues	$2,396	$3,101
Gas and oil production costs	$952	$814

Our gas and oil production revenues were lower in the current quarter due to a $0.7 million decrease attributable to production from our Eagle Ford operations, primarily related to two wells turned in line in the prior period resulting in lower volumes from natural decline in the current period.

Our gas and oil production costs were higher in the current quarter due to a $0.2 million increase in maintenance costs attributable to our Eagle Ford operations, partially offset by a decrease of $0.1 million attributable to our Marble Falls operations.

OTHER REVENUES AND EXPENSES

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Other Revenues
Gain on mark-to-market derivatives	$757	$333

Other Expenses
General and administrative	$1,344	$2,689
Depreciation, depletion and amortization	1,112	4,227

Gain on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized gains during the three months ended March 31, 2017 and 2016 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior year end.

General and Administrative Expenses. The decrease in general and administrative expenses in the current quarter was due to a $1.4 million decrease in salaries, wages and other corporate activity costs allocated to us by ATLS as a result of the suspension of our current primary offering efforts and management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization in the current quarter was primarily due to a $3.1 million decrease in our depletion expense due to impairments of our proved and unproved oil and gas properties in our Eagle Ford operating area recorded in the fourth quarter of 2016, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties.

LIQUIDITY AND CAPITAL RESOURCES

General

We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including our private placement offering completed in June 2015. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continued to remain low in 2017.  These lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position.

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

Cash Flows

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$341	$12,265
Net cash used in investing activities	—	(5,549)
Net cash used in financing activities	—	(5,685)

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Cash Flows from Operating Activities:

The change in cash flows provided by operating activities compared with the prior year period was due to:

•

a decrease of $12.0 million net cash provided by advances from affiliates related to the direct costs, indirect cost allocation, dealer manager costs for operating activities and timing of funding of cash accounts; and

•	a decrease of $0.2 million in cash settlement payments on commodity derivative contracts; partially offset by
•

an increase of $0.3 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses.

Cash Flows from Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to:

•	a decrease of $5.5 million in capital expenditures due to lower capital expenditures related to our drilling activities.

Cash Flows from Financing Activities:

The change in cash flows used in financing activities compared with the prior year period was due to:

•	a decrease of $1.5 million in net proceeds from issuance of common limited partner units primarily due to fees related to our primary offering efforts in 2016; and
•

a decrease of $4.2 million in distributions paid to unitholders due to the temporary suspension of our quarterly common unit distributions in order retain our cash flow and reinvest in our business and assets.

Capital Requirements

At March 31, 2017, the capital requirements of our natural gas and oil production primarily consist of expenditures to maintain or increase production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures. We did not have any capital expenditures during the three months ended March 31, 2017. As of March 31, 2017, we did not have any commitments for our drilling and completion and capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

CREDIT FACILITY

On May 1, 2015, we entered into a secured credit facility agreement with syndicate of banks. As of March 31, 2017, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of March 31, 2017. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements for additional information related to recently issued accounting standards.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of the market risk-sensitive instruments were entered into for purposes other than trading.

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations as if the hypothetical changes in market risk factors occurred on March 31, 2018. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our net loss for three months ended March 31, 2018 of $0.2 million.

As of March 31, 2017, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2017(2)	80,400	$53.298
2018	74,500	$52.510

(1)“Bbl” represents barrels.

(2)The production volumes for 2017 include the remaining nine months of 2017 beginning April 1, 2017.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: May 15, 2017	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Date: May 15, 2017	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer

Date: May 15, 2017	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer