Form 10-Q
period 2017-06-30
Atlas Growth Partners, L.P.
filed 2017-08-14
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of outstanding common limited partner units of the registrant on August 14, 2017 was 23,300,410.

ATLAS GROWTH PARTNERS, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	the continued suspension of our primary offering efforts and our quarterly distribution;

•	our ability to continue as a going concern;

•	our ability to generate and use of the proceeds of our public offering;

•	our business and investment strategy;

•	our ability to make acquisitions and other investments in a timely manner or on acceptable terms;

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,127	$8,586
Accounts receivable	637	846
Current derivative assets	533	—
Total current assets	9,297	9,432
Property, plant and equipment, net	66,875	68,899
Long-term derivative assets	140	—
Other assets, net	142	169
Total assets	$76,454	$78,500
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$679	$890
Advances from affiliates	793	1,355
Current portion of derivative liability	—	284
Accrued liabilities	173	241
Total current liabilities	1,645	2,770
Long-term derivative liability	—	280
Asset retirement obligations and other	649	641
Commitments and contingencies (Note 7)
Partners’ Capital:
General partner’s interest	(2,566)	(2,553)
Common limited partners’ interests	73,590	74,226
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	74,160	74,809
Total liabilities and partners’ capital	$76,454	$78,500

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Gas and oil production	$1,874	$3,385	$4,270	$6,486
Gain (loss) on mark-to-market derivatives	634	(826)	1,391	(493)
Total revenues	2,508	2,559	5,661	5,993
Costs and expenses:
Gas and oil production	501	718	1,453	1,532
General and administrative	296	114	493	215
General and administrative – affiliate	1,182	2,589	2,366	5,177
Depreciation, depletion and amortization	886	3,299	1,998	7,526
Total costs and expenses	2,865	6,720	6,310	14,450
Net loss	$(357)	$(4,161)	$(649)	$(8,457)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(350)	$(4,077)	$(636)	$(8,286)
General partner’s interest	(7)	(84)	(13)	(171)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.02)	$(0.18)	$(0.03)	$(0.36)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total Partners’ Capital
	Class A Units	Amount	Units	Amount	Warrants	Amount
Balance at December 31, 2016	100	$(2,553)	23,300,410	$74,226	2,330,041	$3,136	$74,809
Net loss	—	(13)	—	(636)	—	—	(649)
Balance at June 30, 2017	100	$(2,566)	23,300,410	$73,590	2,330,041	$3,136	$74,160

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(649)	$(8,457)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1,998	7,526
(Gain) loss on derivatives	(1,130)	508
Amortization of deferred financing costs	27	36
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	102	201
Advances to/from affiliates	(562)	10,911
Accounts payable and accrued liabilities	(245)	(711)
Net cash (used in) provided by operating activities	(459)	10,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(6,327)
Net cash used in investing activities	—	(6,327)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common limited partner units and warrants	—	(2,926)
Distributions paid to unitholders	—	(8,321)
Net cash used in financing activities	—	(11,247)
Net change in cash and cash equivalents	(459)	(7,560)
Cash and cash equivalents, beginning of year	8,586	23,321
Cash and cash equivalents, end of period	$8,127	$15,761

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

At June 30, 2017, we had 23,300,410 common limited partner units issued and outstanding.

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

Liquidity and Capital Resources

We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including our private placement offering completed in 2015. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(357)	$(4,161)	$(649)	$(8,457)
Less: General partner’s interest	7	84	13	171
Net loss attributable to common limited partners	$(350)	$(4,077)	$(636)	$(8,286)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of common units – basic	23,300	23,300	23,300	23,300
Add effect of dilutive awards(1)	—	—	—	—
Weighted average number of common units – diluted	23,300	23,300	23,300	23,300

(1)

For both the three and six months ended June 30, 2017 and 2016, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

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

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We intend to adopt the new standard using the modified retrospective method, which is expected to have an immaterial impact to our financial statements. The accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers.

NOTE 3– PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Natural gas and oil properties:
Proved properties	84,619	84,631
Unproved properties	63,325	63,314
Support equipment and other	3,188	3,188
	151,132	151,133
Less – accumulated depreciation, depletion and amortization	(84,257)	(82,234)
	$66,875	$68,899

As of June 30, 2017, we did not have any non-cash investing activity capital expenditures. During the six months ended June 30, 2016, we recognized $0.1 million of non-cash investing activities capital expenditures, which were included within the changes in accounts payable and accrued liabilities on our condensed consolidated statement of cash flows.

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

We recorded net derivative assets of $0.7 million and net derivative liabilities of $0.6 million on our condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively.

The following table summarizes the commodity derivative activity for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) recognized on cash settlement	$78	$(131)	$261	$15
Gain (loss) on open derivative contracts	556	(695)	1,130	(508)
Gain (loss) on mark-to-market derivatives	$634	$(826)	$1,391	$(493)

The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated (in thousands):

Offsetting Derivatives as of June 30, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$548	$(15)	$533
Long-term portion of derivative assets	140	—	140
Total derivative assets	$688	$(15)	$673
Current portion of derivative liabilities	$(15)	$15	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$(15)	$15	$—

Offsetting Derivatives as of December 31, 2016
Current portion of derivative assets	$97	$(97)	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$97	$(97)	$—
Current portion of derivative liabilities	$(381)	$97	$(284)
Long-term portion of derivative liabilities	(280)	—	(280)
Total derivative liabilities	$(661)	$97	$(564)

As of June 30, 2017, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Asset
			(in thousands)(2)
2017(3)	52,800	$53.416	$362
2018	74,500	$52.510	311
		Net assets	$673

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward WTI crude oil prices, as applicable.
(3)	The production volumes for 2017 include the remaining six months of 2017 beginning July 1, 2017.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured on a Recurring Basis

We use a market approach fair value methodology to value our outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of June 30, 2017 and December 31, 2016, all of our derivative financial instruments were classified as Level 2.

Information for financial instruments measured at fair value was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2017
Assets, gross
Commodity swaps	$—	$688	$—	$688
Total derivative assets, gross	—	688	—	688
Liabilities, gross
Commodity swaps	—	(15)	—	(15)
Total derivative liabilities, gross	—	(15)	—	(15)
Total derivatives, fair value, net	$—	$673	$—	$673
As of December 31, 2016
Assets, gross
Commodity swaps	$—	$97	$—	$97
Total derivative assets, gross	—	97	—	97
Liabilities, gross
Commodity swaps	—	(661)	—	(661)
Total derivative liabilities, gross	—	(661)	—	(661)
Total derivatives, fair value, net	$—	$(564)	$—	$(564)

Other Financial Instruments

Our other current assets and liabilities on our condensed consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1.

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan. AGP GP receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum.  During each of the three months ended June 30, 2017 and 2016, we paid a management fee of $0.6 million and during each of the six months ended June 30, 2017 and 2016 we paid a management fee of $1.1 million . Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and AGP GP discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of each of June 30, 2017 and December 31, 2016, we had payables to ATLS of $0.6 million related to the management fee, direct costs and allocated indirect costs, which was recorded in advances from affiliates in the condensed consolidated balance sheets.

Relationship with Titan/ARP. At the direction of ATLS, we reimburse Titan/ARP for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of June 30, 2017 and December 31, 2016, we had payables to Titan of $0.2 million and $0.8 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts, which was recorded in advances from affiliates in the condensed consolidated balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of June 30, 2017, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits. The agreements provide for severance payments under certain circumstances.

As of June 30, 2017, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of June 30, 2017 and December 31, 2016.

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

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines since the fourth quarter of 2014 and continue to remain low in 2017. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

For additional information, please see “—Liquidity and Capital Resources.”

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

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross wells drilled(1)	—	—	—	—
Net wells drilled(1)	—	—	—	—
Gross wells turned in line(2)	—	—	—	2
Net wells turned in line(2)	—	—	—	2

(1)	There were no exploratory wells drilled during each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total production volumes per day:(1)
Natural gas (Mcfd)	297	414	325	457
Oil (Bpd)	401	853	443	996
NGLs (Bpd)	52	75	56	80
Total (Mcfed)	3,014	5,982	3,316	6,910
Total production volumes:(1)
Natural gas (MMcf)	27	38	59	83
Oil (MBbls)	36	78	80	181
NGLs (MBbls)	5	7	10	15
Total (MMcfe)	274	544	600	1,258

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Natural gas revenue	$77	$74	$178	$161
Oil revenue	1,723	3,220	3,908	6,154
NGLs revenue	74	91	184	171
Total revenues	$1,874	$3,385	$4,270	$6,486
Average sales price:
Natural gas (per Mcf):
Total realized price, after hedge	$2.85	$1.97	$3.02	$1.94
Total realized price, before hedge	$2.85	$1.97	$3.02	$1.94
Oil (per Bbl):
Total realized price, after hedge(1)	$50.84	$41.25	$50.70	$35.17
Total realized price, before hedge	$47.25	$41.48	$48.76	$33.96
NGLs (per Bbl):
Total realized price, after hedge	$15.63	$13.39	$18.25	$11.77
Total realized price, before hedge	$15.63	$13.39	$18.25	$11.77
Total Production costs (per Mcfe):
Lease operating expenses	$1.27	$0.91	$1.86	$0.87
Production taxes	0.55	0.30	0.50	0.25
Transportation and compression	—	0.11	0.06	0.10
Total production costs per Mcfe	$1.82	$1.32	$2.42	$2 1.22

(1)

Includes the impact of cash settlements on commodity derivative contracts of $0.1 million cash receipts for the three months ended June 30, 2017 and $0.2 million of cash receipts for each of the six months ended June 30, 2017 and 2016 on our commodity derivative contracts.  For the three months ended June 30, 2016 there was a nominal effect to cash settlements on our commodity derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gas and oil production revenues	$1,874	$3,385	$4,270	$6,486
Gas and oil production costs	$501	$718	$1,453	$1,532

Our gas and oil production revenues were lower in the current quarter due to a $1.5 million decrease attributable to production from our Eagle Ford operations, primarily related to lower volumes as a result of natural production decline in the current period.

Our gas and oil production revenues were lower in the six months ended June 30, 2017, due to a $2.2 million decrease attributable to production from our Eagle Ford operations, primarily related to two wells turned in line in the prior period resulting in lower volumes as a result of natural production decline in the current period.

Our gas and oil production costs were lower in the current quarter due to a $0.2 million decrease in maintenance, materials, and treating costs attributable to fewer wells turned in line in our Eagle Ford operations.

Our gas and oil production costs were lower in the six months ended June 30, 2017, due to a $0.1 million decrease in maintenance, materials, and treating costs attributable to fewer wells turned in line in our Eagle Ford operations.

OTHER REVENUES AND EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Other Revenues
Gain (loss) on mark-to-market derivatives	$634	$(826)	$1,391	$(493)

Other Expenses
General and administrative	$1,478	$2,703	$2,859	$5,392
Depreciation, depletion and amortization	886	3,299	1,998	7,526

Gain (loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized gains during the three and six months ended June 30, 2017 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end.

General and Administrative Expenses. The decrease in general and administrative expenses in the current quarter and the six months ended June 30, 2017 was due to decreases of $1.2 million and $2.5 million, respectively, in salaries, wages and other corporate activity costs allocated to us by ATLS as a result of the suspension of our current primary offering efforts and management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization in the current quarter and the six months ended June 30, 2017 was primarily due to decreases of $2.4 million and $5.5 million, respectively, in our depletion expense due to impairments of our proved oil and gas properties in our Eagle Ford operating area recorded in the fourth quarter of 2016, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties.

LIQUIDITY AND CAPITAL RESOURCES

General

We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including our private placement offering completed in June 2015. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017.  These lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position.

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

Cash Flows

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by operating activities	$(459)	$10,014
Net cash used in investing activities	—	(6,327)
Net cash used in financing activities	—	(11,247)

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

Cash Flows from Operating Activities:

The change in cash flows used in operating activities compared with the prior year period was due to:

•

a decrease of $11.5 million net cash provided by advances from affiliates related to the direct costs, indirect cost allocation, dealer manager costs for operating activities and timing of funding of cash accounts; partially offset by

•

an increase of $0.9 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses.

Cash Flows from Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to a decrease of $6.3 million in capital expenditures related to our drilling activities.

Cash Flows from Financing Activities:

The change in cash flows used in financing activities compared with the prior year period was due to:

•

a decrease of $8.3 million in distributions paid to unitholders due to the temporary suspension of our quarterly common unit distributions in order retain our cash flow and reinvest in our business and assets; and

•	a decrease of $2.9 million in net proceeds from issuance of common limited partner units primarily due to fees related to our primary offering efforts in 2016.

Capital Requirements

At June 30, 2017, the capital requirements of our natural gas and oil production primarily consist of expenditures to maintain or increase production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures. We did not have any capital expenditures during the six months ended June 30, 2017. As of June 30, 2017, we did not have any commitments for our drilling and completion and capital expenditures.

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

CREDIT FACILITY

On May 1, 2015, we entered into a secured credit facility agreement with syndicate of banks. As of June 30, 2017, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of June 30, 2017. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations as if the hypothetical changes in market risk factors occurred on June 30, 2017. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ending June 30, 2018 of $0.2 million.

As of June 30, 2017, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2017(2)	52,800	$53.416
2018	74,500	$52.510

(1)“Bbl” represents barrels.

(2)The production volumes for 2017 include the remaining six months of 2017 beginning July 1, 2017.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: August 14, 2017	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Date: August 14, 2017	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer

Date: August 14, 2017	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer