Form 10-Q
period 2017-09-30
Atlas Growth Partners, L.P.
filed 2017-11-14
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒ The number of outstanding common limited partner units of the registrant on November 14, 2017 was 23,300,410.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,083	$8,586
Accounts receivable	622	846
Current derivative assets	68	—
Total current assets	8,773	9,432
Property, plant and equipment, net	66,054	68,899
Long-term derivative assets	18	—
Other assets, net	131	169
Total assets	$74,976	$78,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$311	$890
Advances from affiliates	704	1,355
Current portion of derivative liability	—	284
Accrued liabilities	208	241
Total current liabilities	1,223	2,770
Long-term derivative liability	—	280
Asset retirement obligations and other	654	641
Commitments and contingencies (Note 7)
Partners’ Capital:
General partner’s interest	(2,587)	(2,553)
Common limited partners’ interests	72,550	74,226
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	73,099	74,809
Total liabilities and partners’ capital	$74,976	$78,500

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Gas and oil production	$1,731	$2,792	$6,001	$9,278
Gain (loss) on mark-to-market derivatives	(449)	126	942	(367)
Total revenues	1,282	2,918	6,943	8,911
Costs and expenses:
Gas and oil production	476	548	1,929	2,080
General and administrative	159	140	653	355
General and administrative – affiliate	883	2,586	3,248	7,763
Depreciation, depletion and amortization	825	3,898	2,823	11,424
Total costs and expenses	2,343	7,172	8,653	21,622
Operating loss	(1,061)	(4,254)	(1,710)	(12,711)
Other loss	—	(5,297)	—	(5,297)
Net loss	$(1,061)	$(9,551)	$(1,710)	$(18,008)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(1,040)	$(9,360)	$(1,676)	$(17,646)
General partner’s interest	(21)	(191)	(34)	(362)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.04)	$(0.40)	$(0.07)	$(0.76)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at December 31, 2016	100	$(2,553)	23,300,410	$74,226	2,330,041	$3,136	$74,809
Net loss	—	(34)	—	(1,676)	—	—	(1,710)
Balance at September 30, 2017	100	$(2,587)	23,300,410	$72,550	2,330,041	$3,136	$73,099

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,710)	$(18,008)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	2,823	11,424
(Gain) loss on derivatives	(453)	342
Other loss	—	5,297
Amortization of deferred financing costs	38	53
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	27	1,766
Advances to/from affiliates	(651)	8,609
Accounts payable and accrued liabilities	(577)	(2,020)
Net cash (used in) provided by operating activities	(503)	7,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(6,575)
Net cash used in investing activities	—	(6,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common limited partner units and warrants	—	(3,756)
Distributions paid to unitholders	—	(12,482)
Net cash used in financing activities	—	(16,238)

Net change in cash and cash equivalents	(503)	(15,350)
Cash and cash equivalents, beginning of year	8,586	23,321
Cash and cash equivalents, end of period	$8,083	$7,971

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

At September 30, 2017, we had 23,300,410 common limited partner units issued and outstanding.

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

On November 2, 2016, our management decided to suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow.  Accordingly, these decisions raise substantial doubt about our ability to continue as a going concern.  Management determined that substantial doubt is alleviated through management’s plans to reduce general and administrative expenses, the majority of which represent allocations from ATLS.

Cash Distributions

During the nine months ended September 30, 2016, we paid a distribution of $12.2 million to common limited partners ($0.1750 per unit per quarter) and $0.3 million to the general partner’s Class A units ($0.1750 per unit per quarter). On November 2, 2016, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,061)	$(9,551)	$(1,710)	$(18,008)
Less: General partner’s interest	21	191	34	362
Net loss attributable to common limited partners	$(1,040)	$(9,360)	$(1,676)	$(17,646)

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

(1)

For each of the three and nine months ended September 30, 2017 and 2016, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

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

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We have made progress on our contract reviews and documentation. Substantially all of our revenue is earned pursuant to agreements under which we have currently interpreted one performance obligation, which is satisfied at a point-in-time. We are currently unable to reasonably estimate the expected financial statement impact; however, we do not believe the new accounting guidance will have a material impact on our financial position, results of operations or cash flows. We intend to adopt the new accounting guidance using the modified retrospective method. The new accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers.

NOTE 3– PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Natural gas and oil properties:
Proved properties	84,619	84,631
Unproved properties	63,325	63,314
Support equipment and other	3,188	3,188
	151,132	151,133
Less – accumulated depreciation, depletion and amortization	(85,078)	(82,234)
	$66,054	$68,899

As of September 30, 2017, we did not have any non-cash investing activity capital expenditures. During the nine months ended September 30, 2016, we recognized $1.9 million of non-cash investing activities capital expenditures, which were included within the changes in accounts payable and accrued liabilities on our condensed consolidated statement of cash flows.

NOTE 4 – DERIVATIVE INSTRUMENTS

We use swaps in connection with our commodity price risk management activities. We do not apply hedge accounting to any of our derivative instruments. As a result, gains and losses associated with derivative instruments are recognized as gains on mark-to-market derivatives on our condensed consolidated statements of operations.

We enter into commodity future option contracts to achieve more predictable cash flows by hedging our exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while other natural gas liquids contracts are based on an OPIS Mt. Belvieu index.  These contracts were recorded at fair value.

The following table summarizes the commodity derivative activity for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain (loss) recognized on cash settlement	$(53)	$65	$489	$(25)
Gain (loss) on open derivative contracts	(396)	61	453	(342)
Gain (loss) on mark-to-market derivatives	$(449)	$126	$942	(367)

The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated (in thousands):

Offsetting Derivatives as of September 30, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$170	$(102)	$68
Long-term portion of derivative assets	33	(15)	18
Total derivative assets	$203	$(117)	$86
Current portion of derivative liabilities	$(102)	$102	$—
Long-term portion of derivative liabilities	(15)	15	—
Total derivative liabilities	$(117)	$117	$—

Offsetting Derivatives as of December 31, 2016
Current portion of derivative assets	$97	$(97)	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$97	$(97)	$—
Current portion of derivative liabilities	$(381)	$97	$(284)
Long-term portion of derivative liabilities	(280)	—	(280)
Total derivative liabilities	$(661)	$97	$(564)

As of September 30, 2017, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Asset
			(in thousands)(2)
2017(3)	26,100	$53.517	$46
2018	74,500	$52.510	40
		Net assets	$86

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward WTI crude oil prices, as applicable.
(3)	The production volumes for 2017 include the remaining three months of 2017 beginning October 1, 2017.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured on a Recurring Basis

We use a market approach fair value methodology to value our outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of September 30, 2017 and December 31, 2016, all of our derivative financial instruments were classified as Level 2.

Information for financial instruments measured at fair value was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2017
Assets, gross
Commodity swaps	$—	$203	$—	$203
Total derivative assets, gross	—	203	—	203
Liabilities, gross
Commodity swaps	—	(117)	—	(117)
Total derivative liabilities, gross	—	(117)	—	(117)
Total derivatives, fair value, net	$—	$86	$—	$86
As of December 31, 2016
Assets, gross
Commodity swaps	$—	$97	$—	$97
Total derivative assets, gross	—	97	—	97
Liabilities, gross
Commodity swaps	—	(661)	—	(661)
Total derivative liabilities, gross	—	(661)	—	(661)
Total derivatives, fair value, net	$—	$(564)	$—	$(564)

Other Financial Instruments

Our other current assets and liabilities on our condensed consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1.

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan. AGP GP receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum.  During each of the three months ended September 30, 2017 and 2016, we paid a management fee of $0.6 million and during each of the nine months ended September 30, 2017 and 2016 we paid a management fee of $1.7 million. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and AGP GP discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of each of September 30, 2017 and December 31, 2016, we had payables to ATLS of $0.6 million, related to the management fee, direct costs and allocated indirect costs, which was recorded in advances from affiliates in the condensed consolidated balance sheets.

Relationship with Titan. At the direction of ATLS, we reimburse Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of September 30, 2017 and December 31, 2016, we had payables to Titan of $0.1 million and $0.8 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts, which was recorded in advances from affiliates in the condensed consolidated balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of September 30, 2017, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits. The agreements provide for severance payments under certain circumstances.

As of September 30, 2017, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of September 30, 2017 and December 31, 2016.

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

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company generating stable cash flows with a core position in the Eagle Ford Shale in South Texas, despite a significant decline in oil and natural gas prices.  As of September 30, 2017, we have $8 million of cash on our balance sheet and no debt. In light of the current commodity price environment, we are focused on operating the business at the lowest possible cost without sacrificing execution. Our general and administrative expenses decreased $4.2 million, or 52%, to $3.9 million for the nine months ended September 30, 2017 from $8.1 million for the nine months ended September 30, 2016. By reducing our general and administrative expenses, we have enhanced ability to generate positive cash flow from our operations, grow our cash balance, and provide opportunities to drill new Eagle Ford wells or take on other strategic initiatives and transactions should favorable conditions arise.

While oil prices have recently shown positive momentum, drilling and completion costs for the year have out-paced those increases. With that in mind, we continue to evaluate the right time to use our current liquidity and strong balance sheet to bring additional Eagle Ford wells on-line in 2018. The cost to drill and complete a well today is about $6.3 million, which is down from $8.5 million when we purchased our Eagle Ford property in 2014, but up from the $5.0 million cost at bottom of the oil price downturn. Frac sand costs in particular are at recent high prices due to an industry wide increase in the quantities injected for each lateral foot drilled. Drilling and completion technology continues to improve and increase the efficiency and economics of each new well. With the addition of each new well, we will have the ability to significantly increase our production levels and cash flow from operations.

While we manage the company on a daily basis to optimize operating results, we also continue to explore ways to strategically grow and transform the company. Quarterly, we consider our ability to make distributions to unitholders; however, based on the company’s financial position and cash flows there were no changes to our distributions in the current quarter. We are actively evaluating acquisition opportunities, strategic partnerships, and other ways to create value for unitholders. The oil price recovery from its lows at the beginning of 2016 into 2017 has helped free up the volume of acquisition and divestiture activity for energy assets. Through these efforts, we are working towards providing investors with a liquidity event within a five-year period from our June 2015 closing.

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

Our future gas and oil reserves, production, cash flow, our ability to make payments on our obligations and our ability to make distributions to our unitholders, including to ATLS, depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically. We face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. To the extent we would not have access to sufficient capital, our ability to drill and acquire more reserves would be negatively impacted.

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

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total production volumes per day:(1)
Natural gas (Mcfd)	299	422	316	445
Oil (Bpd)	359	661	415	883
NGLs (Bpd)	52	75	55	78
Total (Mcfed)	2,770	4,833	3,134	6,213
Total production volumes:(1)
Natural gas (MMcf)	27	39	86	122
Oil (MBbls)	33	61	113	242
NGLs (MBbls)	5	7	15	21
Total (MMcfe)	255	445	855	1,702

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Natural gas revenue	$74	$108	$252	$269
Oil revenue	1,559	2,586	5,467	8,740
NGLs revenue	98	98	282	269
Total revenues	$1,731	$2,792	$6,001	$9,278
Average sales price:
Natural gas (per Mcf):
Total realized price	$2.69	$2.78	$2.92	$2.20
Oil (per Bbl):
Total realized price, after hedge(1)	$51.30	$42.80	$50.88	$37.09
Total realized price, before hedge	$47.16	$42.56	$48.30	$36.12
NGLs (per Bbl):
Total realized price	$20.30	$14.28	$18.79	$12.58
Total Production costs (per Mcfe):
Lease operating expenses	$1.33	$0.79	$1.70	$0.85
Production taxes	0.48	0.30	0.50	0.26
Transportation and compression	0.05	0.14	0.05	0.11
Total production costs per Mcfe	$1.86	$1.23	$2.25	$1.22

(1)

Includes the impact of cash settlements on commodity derivative contracts of $0.1 million cash receipts for the three months ended September 30, 2017 and $0.3 million and $0.2 million of cash receipts for each of the nine months ended September 30, 2017 and 2016 respectively on our commodity derivative contracts.  For the three months ended September 30, 2016 there was a nominal effect to cash settlements on our commodity derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Gas and oil production revenues	$1,731	$2,792	$6,001	$9,278
Gas and oil production costs	$476	$548	$1,929	$2,080

Our gas and oil production revenues were lower in the current quarter due to a $1.1 million decrease attributable to production from our Eagle Ford operations, primarily related to lower oil volumes as a result of natural production decline in the current period.

Our gas and oil production revenues were lower in the nine months ended September 30, 2017 due to a $3.3 million decrease attributable to production from our Eagle Ford operations, primarily related to two wells turned in line in the prior period resulting in lower volumes as a result of natural production decline in the current period.

Our gas and oil production costs were lower in the current quarter due to a $0.1 million decrease in production costs attributable to fewer wells turned in line in our Eagle Ford operations.

Our gas and oil production costs were lower in the nine months ended September 30, 2017 due to a $0.2 million decrease in production costs attributable to fewer wells turned in line in our Eagle Ford operations.

OTHER REVENUES AND EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Other Revenues
Gain (loss) on mark-to-market derivatives	$(449)	$126	$942	$(367)

Other Expenses
General and administrative	$1,042	$2,726	$3,901	$8,118
Depreciation, depletion and amortization	825	3,898	2,823	11,424
Other loss	—	5,297	—	5,297

Gain (loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized gains (losses) during the three and nine months ended September 30, 2017 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end.

General and Administrative Expenses. The decrease in general and administrative expenses in the current quarter and the nine months ended September 30, 2017 was due to decreases of $1.7 million and $4.2 million, respectively, in salaries, wages and other corporate activity costs allocated to us by ATLS as a result of the suspension of our current primary offering efforts and management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization in the current quarter and the nine months ended September 30, 2017 was primarily due to decreases of $3.1 million and $8.6 million, respectively, in our depletion expense due to impairments of our proved oil and gas properties in our Eagle Ford operating area recorded in the fourth quarter of 2016, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties.

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

On November 2, 2016, our management decided to suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow.  Accordingly, these decisions raise substantial doubt about our ability to continue as a going concern.  Management determined that substantial doubt is alleviated through management’s plans to reduce general and administrative expenses, the majority of which represent allocations from ATLS.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by operating activities	$(503)	$7,463
Net cash used in investing activities	—	(6,575)
Net cash used in financing activities	—	(16,238)

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Cash Flows from Operating Activities:

The change in cash flows used in operating activities compared with the prior year period was due to:

•

a decrease of $9.3 million net cash provided by advances from affiliates related to the direct costs, indirect cost allocation, dealer manager costs for operating activities and timing of funding of cash accounts; partially offset by

•

an increase of $1.3 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses.

Cash Flows from Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to a decrease of $6.6 million in capital expenditures related to our drilling activities.

Cash Flows from Financing Activities:

The change in cash flows used in financing activities compared with the prior year period was due to:

•	a decrease of $12.5 million in distributions paid to unitholders due to the suspension of our quarterly common unit distributions; and
•	a decrease of $3.7 million in net proceeds from issuance of common limited partner units primarily due to fees related to our primary offering efforts in 2016.

Capital Requirements

Capital expenditures for our natural gas and oil production assets primarily consist of discretionary expenditures to maintain or increase production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures. We did not have any capital expenditures during the nine months ended September 30, 2017. As of September 30, 2017, we did not have any commitments for our drilling and completion and capital expenditures.

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

CREDIT FACILITY

On May 1, 2015, we entered into a secured credit facility agreement with syndicate of banks. As of September 30, 2017, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of September 30, 2017. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations as if the hypothetical changes in market risk factors occurred on September 30, 2017. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ending September 30, 2018 of $0.3 million.

As of September 30, 2017, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2017(2)	26,100	$53.517
2018	74,500	$52.510

(1)“Bbl” represents barrels.

(2)The production volumes for 2017 include the remaining nine months of 2017 beginning October 1, 2017.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5:	OTHER INFORMATION

Item 7.01         Regulation FD Disclosure

Atlas Growth Partners, L.P. has prepared an update to its investors. A copy of such update is included as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Exhibit 99.1 and the other information provided under this Item 7.01 are being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be incorporated by reference in any filing made by the registrant pursuant to the Securities Act of 1933, as amended, other than to the extent that such filing incorporates by reference any or all of such information by express reference thereto.

ITEM 6:	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Growth Partners, L.P. (1)

3.2	First Amended and Restated Limited Partnership Agreement of Atlas Growth Partners, L.P. (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

99.1	Update to the Unitholders of Atlas Growth Partners, L.P.

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Schema Document(3)

101.CAL	XBRL Calculation Linkbase Document(3)

101.LAB	XBRL Label Linkbase Document(3)

101.PRE	XBRL Presentation Linkbase Document(3)

101.DEF	XBRL Definition Linkbase Document(3)

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: November 14, 2017	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Date: November 14, 2017	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer

Date: November 14, 2017	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer