Form 10-K
period 2017-12-31
Atlas Growth Partners, L.P.
filed 2018-05-08
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
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

The number of outstanding common limited partner units of the registrant on May 4, 2018 was 23,300,410.

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

Exchange Act. The Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

MMcfed. One MMcfe per day.

net acres or net wells. A net well or net acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions of whole numbers.

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

SEC. Securities and Exchange Commission.

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

Titan. Titan Energy, LLC, a publicly traded Delaware limited liability company (OTCQX: TTEN).

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under Item 1A: Risk Factors.  Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

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

General

We are a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in south Texas. Our general partner, Atlas Growth Partners GP, LLC, owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and effectively controls us.

Atlas Energy Group, LLC (“ATLS”), a publicly traded Delaware limited liability company (OTCQB: ATLS), manages and controls us through its 2.1% limited partner interest in us and 80% member interest in our general partner. Current and former members of ATLS management own the remaining 20% member interest in our general partner.

Management Overview and Outlook

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in South Texas generating stable cash flows, despite a significant decline in oil and natural gas prices.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  As of December 31, 2017, we have $8.2 million of cash on our balance sheet and no debt. Our general and administrative expenses decreased $5.0 million, or 50%, to $4.9 million for the year ended December 31, 2017 from $9.9 million for the year ended December 31, 2016.

In 2018, we are deploying $6.5 million of cash on hand to drill and complete one Eagle Ford shale well, expected to be in-line during the second quarter of 2018. The well is expected to significantly increase our production, and provide substantial cash flow. We believe that waiting throughout 2017 to restart development of our Eagle Ford shale position was prudent. The economics of drilling new oil wells across the our acreage position in the Eagle Ford shale in South Texas have improved substantially over the last twelve months, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

We look forward to drilling additional wells across our Eagle Ford shale locations.  Our ability to convert our locations into cash flowing wells may be improved by raising additional capital.  We continue to evaluate the most attractive way to accelerate growth of our portfolio and drive value to all of our equity holders.  We will continue to vigorously pursue all options to maximize returns to our investors.

Geographic and Geologic Overview

Through December 31, 2017, our production positions were in the following areas:

Eagle Ford. The Eagle Ford Shale is an Upper Cretaceous-age formation that is prospective for horizontal drilling in approximately 26 counties across South Texas. Target vertical depths range from 4,000 to some 11,000+ feet with thickness from 40 to over 400 feet. The Eagle Ford formation is considered to be the primary source rock for many conventional oil and gas fields including the prolific East Texas Oil Field, one of the largest oil fields in the contiguous United States. We acquired our Eagle Ford position through a series of acquisitions in 2014 and 2015 for approximately $100 million. We estimate 31 Bcfe of total proved reserves for our Eagle Ford position, of which 87% are oil. Over 92% of our production volumes and 96% of our revenues are derived from our Eagle Ford operations.

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

Gas and Oil Production

See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of our total net natural gas, oil and NGL production volumes, production per day, production revenue and average sales prices for our direct interest natural gas, oil and NGL production.

Natural Gas, Oil and NGL Reserves

The following tables summarize information regarding our estimated proved natural gas, oil and NGL reserves.  See Item 1A: Risk Factors—Risks Relating to Our Business and Item 8: Financial Statements and Supplementary Data—Note 10 for additional information and considerations regarding the preparation and estimates used in our reserves.

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

	December 31,
	2017	2016
Unadjusted Prices
Natural gas (per MMBtu)	$2.98	$2.48
Oil (per Bbl)	$51.34	$42.75
Natural gas liquids (per Bbl)	$20.33	$19.57
Average Realized Prices, Before Hedge
Natural gas (per Mcf)	$2.83	$2.32
Oil (per Bbl)	$51.97	$38.00
Natural gas liquids (per Bbl)	$20.19	$13.87

	December 31,
	2017	2016
Proved reserves:
Natural gas reserves (MMcf):
Proved developed reserves	613	652
Proved undeveloped reserves	1,253	780
Total proved reserves of natural gas	1,866	1,432
Oil reserves (MBbl):
Proved developed reserves	788	925
Proved undeveloped reserves	3,687	2,462
Total proved reserves of oil	4,475	3,387
NGL reserves (MBbl):
Proved developed reserves	121	100
Proved undeveloped reserves	295	167
Total proved reserves of NGL	416	267
Total proved reserves (MMcfe)	31,213	23,356
Standardized measure of discounted future cash flows (in thousands)	$40,449	$17,381

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

Proved Undeveloped Reserves (“PUDs”)

PUD Locations. As of December 31, 2017, we had 10 PUD locations totaling approximately 25 net Bcfe’s of natural gas, oil and NGLs. These PUDs are based on the definition of PUDs in accordance with the SEC’s rules allowing the use of techniques that have been proven effective through documented evidence, such as actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

Material changes in PUDs. As of January 1, 2017, we had 10 PUD locations totaling approximately 17 net Bcfe’s of natural gas, oil, and NGLs.  Material changes in PUDs that occurred during the year ended December 31, 2017 were due to development plan modifications focused on longer lateral lengths, resulting in positive revisions of approximately 8 Bcfe.

Development Costs. There were no costs incurred for the development of PUDs for the year ended December 31, 2017. As of December 31, 2017, there were no PUDs that had remained undeveloped for five years or more.  The proved undeveloped reserves disclosed at December 31, 2017 are included within our five-year development plan and are expected to be developed within five years of the initial disclosure.

Productive Wells

The following table sets forth information regarding productive natural gas and oil wells in which we have a working interest as of December 31, 2017. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have an interest directly and net wells are the sum of our fractional working interests in gross wells:

	Number of productive wells(1)
	Gross	Net
Gas wells(2)	13	8
Oil wells(3)	12	9
Total	25	17

(1)	There were no exploratory wells drilled in any of our operating areas. There were no gross or net dry wells within any of our operating areas.
(2)	11 gross gas wells are in our Marble Falls position and 2 gross gas wells are in our Mississippi Lime position.
(3)	10 gross oil wells are in our Eagle Ford position and 2 gross oil wells are in our Marble Falls position.

Developed and Undeveloped Acreage

The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of December 31, 2017:

	Developed acreage (1)		Undeveloped acreage(2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
Texas	4,289	4,266	816	770
Oklahoma	76	9	—	—
Total	4,365	4,275	816	770

(1)	Developed acres are acres spaced or assigned to productive wells.
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

The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have primary terms that vary from less than one year to two years with options to extend. There are no concessions for undeveloped acreage as of December 31, 2017. As of December 31, 2017, there are no leases set to expire on or before December 31, 2018 and 2019.

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

Drilling Activities

Our drilling activities are conducted mostly on undeveloped acreage. There were no gross or net dry wells drilled during the periods presented below. The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Gross wells drilled(1)	—	—	—
Net wells drilled(1)	—	—	—
Gross wells turned in line (2)	—	2	6
Net wells turned in line(2)	—	2	6

(1)	There were no exploratory wells drilled for each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system. The wells turned in line were in our Eagle Ford position.

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

As of December 31, 2017, we did not have any ongoing drilling activities.  In 2018, we are deploying $6.5 million of cash on hand to drill and complete one Eagle Ford shale well, expected to be turned in-line during the second quarter of 2018.

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

For the year ended December 31, 2017, Shell Trading Co individually accounted for approximately 91% of our total natural gas, crude oil and NGLs production revenue with no other single customer accounting for more than 10% for this period, excluding the impact of all financial derivative activity.

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

While we believe that compliance with existing federal, state and local environmental laws and regulations has not had a material adverse effect on our operations, there can be no assurance that compliance with future federal, state and local environmental laws and regulations not have material adverse effects on our business, financial position or results of operations. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, we cannot assure future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

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

Hydraulic Fracturing.  In recent years, federal, state, and local scrutiny of hydraulic fracturing has increased.  Regulation of the practice remains largely the province of state governments, except for a few federal initiatives proposing disclosure of hydraulic fracturing chemicals, establishing effluent limitations produced water must meet before being discharged to a publicly owned treatment plant, and imposing conditions fracturing operations on federal lands.  This last initiative, under the Bureau of Land Management’s jurisdiction, has been hotly contested and remains unsettled, a federal district court in California invalidating the Trump Administration’s initial efforts to rescind the rule but the Administration proceeding with its plans to rescind.  In December 2016, EPA released the final report of its study of the impacts of hydraulic fracturing on drinking water in the U.S., finding that the hydraulic fracturing water cycle can impact drinking water resources under some circumstances.  Those circumstances included where (1) there are water withdrawals for hydraulic fracturing in times or areas of low water availability, (2) hydraulic fracturing fluids and chemicals or produced water are spilled, (3) hydraulic fracturing fluids are injected into wells with inadequate mechanical integrity, and (4) hydraulic fracturing wastewater is stored or disposed in unlined pits.  While we do not currently expect new federal regulations to be adopted as a result of these findings, if they were, they could increase our cost to operate.

Common elements of state regulations governing hydraulic fracturing may include, but not be limited to, the following: requirement that logs and pressure test results are included in disclosures to state authorities; disclosure of hydraulic fracturing fluids and chemicals, potentially subject to trade secret/confidential proprietary information protections, and the ratios of same used in operations; specific disposal regimens for hydraulic fracturing fluids; replacement/remediation of contaminated water assets; minimum depth of hydraulic fracturing; and measures aimed at reducing or preventing induced seimiscity, including putting certain areas off limits for hydraulic fracturing.

Oil Spills.  The Oil Pollution Act of 1990, as amended (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe that compliance with OPA has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities.

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, the federal regulations that implement the Clean Water Act, and analogous state laws and regulations a number of different types of requirements on our operations.  First, these laws and regulations impose restrictions and strict controls on the discharge of pollutants, including produced waters and other natural gas and oil wastes, into navigable waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state. These permits may require pretreatment of produced waters before discharge. Compliance with such permits and requirements may be costly. Second, the Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers.  The precise definition of waters and wetland subject to the dredge-and-fill permit requirement has been enormously complicated and is subject to recurrent litigation and rulemaking.  A broader definition could result in more water and wetlands being subject to protection creating the possibility of additional permitting requirements for some of our existing or future facilities.  Third, the Clean Water Act also requires specified facilities to maintain and implement spill prevention, control and countermeasure plans and to take measures to minimize the risks of petroleum spills.   Federal and state regulatory agencies can impose administrative, civil and criminal penalties for failure to obtain or non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. While we believe that compliance with the Clean Water Act has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities.

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

States are also proposing increasingly stringent requirements for air pollution control and permitting for well sites and compressor stations. For example, in January 2016, the Governor of Pennsylvania announced a comprehensive new regulatory strategy for reducing methane emissions from new and existing oil and natural gas operations, including well sites, compressor stations, and pipelines. Implementation of this strategy will result in significant changes to the air permitting and pollution control standards that apply to the oil and gas industry in Pennsylvania.  It may also influence air programs in other oil and gas-producing states.  In addition, West Virginia issued a sequence of general permits for natural gas production facilities at the well site over recent years.  Industry has expressed its concerns regarding the restrictiveness of versions of general permit, the most recent iteration of which is designated General Permit 70-D.

While we believe that compliance with existing with the requirements of the Clean Air Act and comparable state laws and regulations has not had a material adverse effect on our operations, we will likely be required to incur certain capital expenditures in the future for air pollution control equipment to comply with applicable regulations and to obtain and maintain operating permits and approvals for air emissions.  We do not expect future requirements to be any more burdensome to us than other similarly situated companies.

Greenhouse Gas Regulation and Climate Change. To date, legislative and regulatory initiatives relating to greenhouse gas emissions have not had a material impact on our business.  During the prior Administration, several Clean Air Act regulations were adopted to reduce greenhouse gas emissions, and a couple foundational finding were upheld by the courts.  During his first year in office, President Trump took steps to rescind and reconsider nearly all of the prior Administration’s initiatives to reduce the nation’s emissions of greenhouse gases.  Some of the foundations, however, appear unyielding.  It would be a significant departure from the principle of stare decisis for the Supreme Court to reverse its decision in Massachusetts v. EPA, 549 U.S. 497 (2007) holding that greenhouse gases are “air pollutants” covered by the Clean Air Act.  Similarly, reversing EPA’s final determination that greenhouse gases “endanger” public health and welfare, 74 Fed. Reg. 66,496 (Dec. 15, 2009), upheld in Coalition for Responsible Regulation, Inc. v. EPA, 684 F.3d 102 (D.C. Cir. 2012), would seem to require development of new scientific evidence that runs counter to general discoveries since that determination.

On March 28, 2017, President Trump issued an Executive Order on Promoting Energy Independence and Economic Growth explaining how his Administration would withdraw, rescind, revisit, or revise virtually every element the Obama Administration’s program for reducing greenhouse gas emissions. Under the Executive Order, some actions had immediate effect.  Other actions, including those most directly affecting our operations and the overall consumption of fossil fuels, will be the subject of potentially lengthy notice-and-comment rule-making.  With respect to rules more directly applicable to the types of operations we conduct, federal agencies have begun the rule-making as directed by the Executive Order.  Initial efforts to revise or rescind 2015 methane emissions standards for new or modified wells were invalidated by the courts but corrective rule-making initiated.  As described in connection with the foregoing discussion of federal regulation of hydraulic fracturing operations, a similar pattern of court rejection of initial efforts followed by rehabilitative rule-making has occurred. With respect to rules of greater applicability affecting overall consumption of fossil fuels, federal agencies have also initiated rule-making to give effect to the Executive Order.  The most sweeping action was an advanced notice of proposed rule-making seeking comment on whether a replacement for the 2015 Clean Power Plan – the rule aimed at reducing greenhouse gas emissions from existing power plants by one-third (compared to 2005 levels) – was needed.

While we generally foresee a less stringent approach to the regulation of greenhouse gases, undoing the prior Administration’s greenhouse gas emissions regulations will necessarily involve lengthy notice-and-comment rulemaking and the resulting decisions may then be subject to litigation by those opposed to rescinding the prior Administration’s regulations.  It could be several years before the precise regulatory framework is known.  Opponents of the rescissions, including states and environmental groups, may then decide to sue large sources of greenhouse gas emissions for the alleged nuisance created by such emissions.  In 2011, the Supreme Court held that federal common law nuisance claims were displaced by the EPA’s authority to regulate greenhouse gas emissions from large sources of emissions. If the Administration fails to pursue regulation of emissions from such sources or takes the position that it has no authority to do regulate their emissions, then it is possible that a court would find common law nuisance claims are no longer displaced.

Although further regulation of greenhouse gas emissions from our operations may stall at the federal level, it is possible that, in the absence of federal regulation, states may pursue additional regulation of our operations, including restrictions on new and existing wells and fracturing operations, as many states already have done.

Waste Handling. The Solid Waste Disposal Act, including RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. With authority granted by federal EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of crude oil and natural gas constitute “solid wastes,”

which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous in the future. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as “solid waste.” The transportation of natural gas in pipelines may also generate some “hazardous wastes” that are subject to RCRA or comparable state law requirements.  While we believe that compliance with the requirements of RCRA and related state and local laws and regulations has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities. More stringent regulation of natural gas and oil exploration and production wastes could increase the costs to manage and dispose of such wastes.

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered under the statute to be responsible for the release of a “hazardous substance” (but excluding petroleum) into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  Our operations are, in many cases, conducted at properties that have been used for natural gas and oil exploitation and production for many years. Although we believe that we utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances may have been released on or under the properties owned or leased by us or on or under other locations, including off-site locations, where such substances have been taken for disposal.  While we are not presently aware the need for us to respond to releases of hazardous substances that would impose costs that would be material to our financial condition, there can be no assurance that no such incidents will occur in the future.

OSHA and Chemical Reporting Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes.  On March 25, 2016, OSHA published its final Occupational Exposure to Respirable Crystalline Silica final rule, which imposes specific requirements to protect workers engaged in hydraulic fracturing.  81 Fed. Reg. 16,285.  The requirements of that final rule as it applies to hydraulic fracturing become effective June 23, 2018, except for the engineering controls component of the final rule, which has a compliance date of June 23, 2021.  We expect implementation of the rule to result in significant costs.  The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.  If the sectors to which community-right-to-know or similar chemical inventory reporting are expanded, our regulatory burden could increase.  While we believe that compliance with these applicable requirements and with other OSHA and comparable requirements has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities.

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

Employees

We do not directly employ any of the persons responsible for our management or operation which is performed by  personnel employed by ATLS. As of December 31, 2017, approximately 204 ATLS employees provided direct management and support to our operations.

Available Information

We do not currently maintain a publicly-available website. However, you may receive, without charge, a paper copy of our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports by request to us at 425 Houston Street, Suite 300, Fort Worth, Texas 76102, telephone number (800) 251-0171. A complete list of our filings is available on the SEC’s website at www.sec.gov. Any of our filings are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

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

Risks Related to an Investment in the Partnership

We may not have sufficient available cash to pay the full target distribution, or any distribution at all, on our common units and there is no guarantee that we will pay distributions to our unitholders in any quarter.

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

Our ability to convert our locations into cash flowing wells may be improved by raising additional capital.  We continue to evaluate the most attractive way to accelerate growth of our portfolio and drive value to all of our equity holders.  We will continue to vigorously pursue all options to maximize returns to our investors.

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

If we undertake a listing event, our Partnership Agreement will automatically be amended and restated to become the Second Amended and Restated Agreement of Limited Partnership (the “Post-Listing Partnership Agreement”) and the common units will automatically convert into a new series of common units (the “Post-Listing common units”). Some of your rights as a limited partner will be altered as a result of that amendment and restatement, particularly voting rights. There is no requirement that a liquidity event will occur within a specified timeframe or at all.

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

Our general partner may, without the consent of our limited partners, amend our Partnership Agreement to reflect any changes as a result of a change in law or regulation that causes any term or condition set forth in our Partnership Agreement to be no longer viable, as determined by our general partner in its sole discretion. Our general partner expects that any such changes will be made as narrowly as possible in order to effectuate the original intent of our Partnership Agreement. Nevertheless, any such change could limit our rights and obligations or those of our limited partners.

Our Post-Listing Partnership Agreement will designate the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which would limit our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees.

Our Post-Listing Partnership Agreement will provide that, with certain limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for any claims, suits, actions or proceedings (1) arising out of or relating in any way to our Post-Listing Partnership Agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our partnership agreement or the duties, obligations or liabilities among limited partners or of limited partners to us, or the rights or powers of, or restrictions on, the limited partners or us), (2) brought in a derivative manner on our behalf, (3) asserting a claim of breach of a duty owed by any director, officer or other employee of us or our general partner, or owed by our general partner, to us or the limited partners, (4) asserting a claim arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act or (5) asserting a claim against us governed by the internal affairs doctrine. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other court) in connection with any such claims, suits, actions or proceedings. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers.

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

The common units generally will not be liquid because there is not a readily available market for the sale of common units, and one is not expected to develop. Furthermore, although our Partnership Agreement contains provisions designed to permit the listing of the common units on a national securities exchange, the common units are currently not listed on any exchange or over-the-counter market and we may not be able to effect such listing within the expected five-year time frame following the completion of our private placement offering in June 2015 or at all. Your inability to sell or transfer your common units increases the risk that you could lose some or all of your investment because, if we are unable to meet our performance goals, you may not have the ability to transfer your common units prior to our winding up and liquidation.

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

Concerns over global economic conditions, volatile prices of oil, natural gas and NGLs, declining business and consumer confidence, energy costs, geopolitical issues, inflation and the availability and cost of credit have contributed to increased economic uncertainty and may diminish expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates further, worldwide demand for petroleum products could diminish, which could impact the price at which oil, natural gas and natural gas liquids produced from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our results of operations, financial condition and cash available for distribution.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” until the earliest of (i) December 31 following the fifth anniversary of the date of the first sale of our common units pursuant to an effective registration statement filed under the Securities Act of 1933, as amended; (ii) December 31 of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more; (iii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common units held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months); or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (a) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (b) comply with new audit rules adopted by the PCAOB, (c) provide certain disclosures relating to executive compensation generally required for larger public companies or (d) hold shareholder advisory votes on executive compensation.

Risks Related to Conflicts of Interest

Our Partnership Agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our unitholders have agreed to be bound by our Partnership Agreement, which contains provisions that reduce the fiduciary standards to which our general partner is held. For example, our Partnership Agreement permits our general partner to:

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

We rely on our general partner for the day-to-day operation of our business and the selection of our oil and gas properties. Certain of the directors and officers of ATLS and our general partner are key executives of other publicly traded entities, including Titan, and in other programs sponsored by ATLS and its affiliates. As a result of their interests in other programs sponsored by our sponsor, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other programs sponsored by ATLS, Titan and ATLS’s other affiliates and other business activities in which they are involved. In addition, ATLS, Titan and ATLS’s other affiliates operate in the same industry as us and thus remain subject to all of the same risks that our business faces. The NYSE suspended the trading of ATLS’s common units at the close of trading on March 18, 2016, and ATLS’s common units currently trade on the OCTQB. ATLS’s delisting from the NYSE could have a negative effect on ATLS and its affiliates’ ability to operate our business and could impact our securities, as well. As a result, the returns on our investments, and the value of our unitholders’ investments, may decline.

The fiduciary duties of our general partner’s officers and directors may conflict with those they may have to affiliates of our general partner.

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including ATLS and its affiliates), on the one hand, and our limited partners and us, on the other hand. Conflicts may arise as a result of the duties of our general partner to act for the benefit of its owners, which may conflict with our interests and the interests of its unitholders. The directors and officers of ATLS have duties to manage ATLS and our general partner in a manner beneficial to its owners. In addition, many of the officers and directors of our general partner serve in similar capacities with ATLS and its affiliates, which may lead to additional conflicts of interest. At the same time, our general partner has certain fiduciary or contractual duties to us and our limited partners under our Partnership Agreement, the Post-Listing Partnership Agreement and applicable law.

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
•

if our general partner, as partnership representative, represents us before the IRS there could be a potential conflict between our general partner’s determination of what is in the best interest of our limited partners as a group and the interests of a particular limited partner, including decisions as to whether to expend our funds to contest a proposed adjustment by the IRS, if any; and

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

Risks Related to Our Oil and Gas Operations

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

•	the overall global level of industrial and consumer product demand;
•

the overall North American oil, natural gas and NGLs supply and demand fundamentals, including the U.S. economy, weather conditions and liquefied natural gas deliveries to and exports from the United States;

•	fluctuating seasonal demand;
•	political conditions or hostilities in natural gas and oil producing regions, including the Middle East, Africa and South America;
•	the extent to which members of the Organization of Petroleum Exporting Countries and other exporting nations are able to influence global oil supply levels;
•	political and economic events that directly or indirectly impact the relative strength or weakness of the U.S. dollar, on which oil prices are benchmarked globally, against foreign currencies;
•	the price level of foreign imports;
•	the actions of governmental authorities;
•	the cost and availability of products and personnel needed for us to produce oil and natural gas, including rigs, crews, sand, water and water disposal;
•	the availability, proximity and capacity of gathering, transportation, processing and/or refining facilities in regional or localized areas that may affect the realized price for natural gas and oil;
•	inventory storage levels;
•	the nature and extent of domestic and foreign governmental regulations and taxation, including limits on the United States’ ability to export crude oil, environmental and climate change regulation;
•	the price, availability and acceptance of alternative fuels;
•	technological advances affecting energy consumption;
•	the quality of the oil we produce;
•	speculation by investors in oil and natural gas; and
•	variations between product prices at sales points and applicable index prices.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil.  In the past, the prices of natural gas, NGLs and oil have been extremely volatile, and we expect this volatility to continue.  During the year ended December 31, 2017, the NYMEX Henry Hub natural gas index price ranged from a high of $3.42 per MMBtu to a low of $2.56 per MMBtu, and West Texas Intermediate (“WTI”) oil prices ranged from a high of $60.42 per bbl to a low of $42.53 per bbl.

Any prolonged substantial decline in the price of oil and natural gas such as that experienced from 2015 until 2017 will likely have a material adverse effect on our financial condition and results of operations. We may use various derivative instruments in connection with anticipated oil and natural gas sales to reduce the impact of commodity price fluctuations.  However, the entire exposure of our operations from commodity price volatility is not currently hedged, and we may not be able to hedge such exposure going forward. To the extent we do not hedge against commodity price volatility, or our hedges are not effective, our results of operations and financial position may be further diminished.

In addition, low oil and natural gas prices can reduce the amount of oil and natural gas that can be produced economically by our operators. This scenario may result in our having to make substantial downward adjustments to our estimated proved reserves, which could negatively impact our borrowing base and our ability to fund our operations. If this occurs or if production estimates change or exploration or development results deteriorate, successful efforts method of accounting principles may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties.  Our operators could also determine during periods of low commodity prices to shut in or curtail production from wells on our properties.  In addition, they could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.

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

We sell natural gas, crude oil and NGLs under contracts to purchasers in the normal course of business. For the year ended December 31, 2017, Shell Trading Co individually accounted for approximately 91% of our total natural gas, crude oil and NGLs production revenue, excluding the impact of all financial derivative activity. If one or more of our customers ceased purchasing our natural gas, crude oil and NGLs altogether, the loss of such customer could have a detrimental effect on our production volumes in general and on our ability to find substitute customers to purchase our production volumes, which could in turn reduce our revenue and cash available for distribution.

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

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for natural gas and oil can be uneconomic, not only because dry holes may be drilled, but also because productive wells may not produce sufficient revenues to be commercially viable. This risk is exacerbated by the current decline in oil and gas prices. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	prolonged declines in oil, natural gas and NGLs prices;
•	higher costs, shortages or delivery delays of equipment and services;
•	unexpected operational events and drilling conditions;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	loss of title or other title-related issues;
•	pipeline ruptures or spills;
•	delays imposed by or resulting from compliance with environmental and other governmental requirements;
•	failure to obtain regulatory and third-party approvals;
•	actions by third-party operators of our properties;
•	unusual or unexpected geological formations;
•	formations with abnormal pressure;
•	injury or loss of life and property damage to a well or third-party property;
•	leaks or discharges of toxic gases, brine, natural gas, oil, hydraulic fracturing fluid and wastewater from a well;
•	environmental accidents, including groundwater contamination;
•	fires, blowouts, craterings and explosions; and
•	uncontrollable flows of natural gas or oil well fluids.

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

Producing natural gas and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our natural gas and oil reserves and production and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our reserves and economically finding or acquiring additional recoverable reserves. Our ability to find and acquire additional recoverable reserves to replace current and future production at acceptable costs depends on our generating sufficient cash flow from operations and other sources of capital, including our primary offering, all of which are subject to the risks discussed elsewhere in this section. The value of our common units and our ability to raise capital will be adversely impacted if we are not able to replace our reserves that are depleted by production or replace our declining production with new production. We may not be able to develop, exploit, find or acquire sufficient additional reserves or replace our current and future production.

A decrease in commodity prices could subject our oil and gas properties to impairment losses under U.S. generally accepted accounting principles.

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

Pricing for natural gas, NGLs and oil has been volatile and unpredictable for many years. To limit exposure to changing natural gas and oil prices, we may use financial hedges and physical hedges for our production. Physical hedges are not deemed hedges for accounting purposes, but rather forward contracts because they require firm delivery of natural gas and oil and are considered normal sales of natural gas and oil.

In addition, we may enter into financial hedges, which may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The futures contracts are commitments to purchase or sell natural gas and oil at future dates and generally cover one-month periods for up to six years in the future. The over-the-counter derivative contracts are typically cash settled by determining the difference in financial value between the contract price and settlement price and do not require physical delivery of hydrocarbons.

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

The ongoing implementation of derivatives legislation adopted by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. The Dodd-Frank Act, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation requires the Commodities Futures Trading Commission, (the “CFTC”), and the SEC to promulgate rules and regulations implementing the new legislation. The CFTC finalized many of the regulations associated with the reform legislation, and is in the process of implementing position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits, subject to reporting and record keeping requirements and internal authorizations. The CFTC adopted final rules establishing margin requirements for uncleared swaps entered by swap dealers, major swap participants and financial end users (though non-financial end users are excluded from margin requirements).  While, as a non-financial end user, we are not subject to margin requirements, application of these requirements to our counterparties could affect the cost and availability of swaps we use for hedging. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.

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

Our ability to obtain, remove, treat, recycle or otherwise dispose of water will affect our production, and the cost of water treatment and disposal may affect our ability to make distributions.

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

In 2012, USEPA established the NSPS rule for oil and natural gas production, transmission, and distribution, and also made significant revisions to the existing National Emission Standards for Hazardous Air Pollutants (“NESHAP”) rules for oil and natural gas production, transmission, and storage facilities. These rules require oil and natural gas production facilities to conduct “green completions” for hydraulic fracturing, which is recovering rather than venting the gas and natural gas liquids that come to the surface during completion of the fracturing process. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment.  Both the NSPS and

NESHAP rules continue to evolve based on new information and changing environmental concerns.   President Trump’s March 28, 2017, Executive Order on Promoting Energy Independence and Economic Growth ordered federal agencies to revisit federal rules aimed at limiting methane emissions from oil and gas wells.  Initial efforts to revise or rescind standards for new or modified wells were invalidated by the courts but corrective rule-making initiated.  We believe it will be several years before those new rules are fully implemented.

Some states in which we operate are also proposing increasingly stringent requirements for air pollution control and permitting for well sites and compressor stations.

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

Presently, the hydraulic fracturing process, unless conducted on federal land, has not generally been subject to comprehensive regulation at the federal level. Presently, federal interests are primarily in the disclosure of fracturing fluid ingredients where fracturing occurs on federal lands and in air emissions from fracturing wells. If hydraulic fracturing were to become comprehensively regulated at the federal level, our fracturing activities could be significantly affected. Federal restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are able to produce.

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

With the issuance, on March 28, 2017, of President Trump’s Executive Order on Promoting Energy Independence and Economic Growth, we believe it may take many years for new comprehensive federal policy aimed at greenhouse gas emissions to gel (see Item 1: Business—Environmental Matters and Regulation—Greenhouse Gas Regulation and Climate Change).  Given the Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007) (holding that greenhouse gases are “air pollutants” covered by the Clean Air Act) and scientific hurdles to overturning EPA’s endangerment finding, we believe some form of regulation will have to remain.  Regulations with the most direct impact on our operations concern controlling methane emissions from wells.  Rules that affect overall consumption of fossil fuels, and the mix of fossil fuels consumed, could also affect the demand for our products.  We believe, however, that federal agency implementation of the President’s Executive Order is some years away.  While Congress has from time to time considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years.  Reports of greater Congressional activity with respect to greenhouse gas emissions are scare.

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

If the current Administration’s initiatives to lessen the burden of environmental regulation on fossil fuel production and consumption become effective, they could result in greater overall supply of fossil fuels, reducing the price we receive for our output.

Pursuant to the President’s Executive Order on Promoting Energy Independence and Economic Growth, federal agencies have initiated several rule-makings to rescind and reconsider rules issued by the prior Administration that increased the overall stringency of environmental regulation of fossil fuel production and consumption.  The Administration has taken several steps to reverse the prior Administration’s policies that disadvantaged coal as a fuel for energy production, including withdrawing from the Paris Climate Agreement, considering whether a replacement for the 2015 Clean Power Plan is needed, withdrawal of mercury limits on coal plants’ air emissions, lifting the prior Administration’s ban on new coal leases on federal lands and ending the review of the program’s greenhouse gas impacts, and withdrawing the “Waters of the United States” stream protection rule.  The Administration has opened more federal lands for oil and gas production, approved the construction of the Keystone Pipeline to facilitate refining of Alberta oil shale in the U.S., licensed the Dakota Access Pipeline, and opened areas in the Arctic and Atlantic Ocean to drilling.  The Administration has initiated several rule-makings aimed at lessening the stringency of environmental regulation of oil and gas production.  Most of these actions are susceptible to, and can be expected to be the target of, court challenges.  If they are fully implemented, and if they have the effect of increasing the overall fuel supply, they could have the effect of diminishing demand for our natural gas output.  Diminished demand could put additional downward pressure on the price of the natural gas we produce.

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

As of December 31, 2017, the lenders under the credit facility have no commitment to lend to us and we have a zero-dollar borrowing base under the credit facility, but it allows us to have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we request a borrowing base redetermination and the lenders agree to establish the borrowing base and related commitments thereunder. If the borrowing base is redetermined to an amount greater than zero dollars, the credit facility would allow us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semiannually by our lenders in their sole discretion. Once established, our borrowing base will be subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which takes into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. A future decline in commodity prices could result in a redetermination that lowers our borrowing base at that time and, in such case, we could be required to repay any indebtedness outstanding at that time in excess of the borrowing base. If we borrow under the credit facility and we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and no longer able to make any distributions to our unitholders. In addition, any limitations on our ability to borrow under our credit facility could inhibit our ability to make acquisitions, which could prevent us from being able to pay the target distribution.

A terrorist or cyber attack or armed conflict could harm our business by decreasing our revenues and increasing our costs.

Terrorist activities, anti-terrorist efforts, cyber-attacks and other armed conflict involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur or escalate, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our production and causing a reduction in our revenue. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if significant infrastructure or facilities used for the production, transportation, processing or marketing of oil and natural gas production are destroyed or damaged. Additionally, as an oil and natural gas producer, we face various cybersecurity threats, including threats to gain unauthorized access to sensitive information or to render data or systems unusable, and there can be no assurance that our implementation of various procedures and controls to monitor and mitigate security threats will be sufficient to prevent security breaches from occurring. Costs for insurance, recovery, remediation and other security measures may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Our reliance on information technology, including those hosted by third parties, exposes us to cyber security risks that could affect our business, financial condition or reputation and increase compliance challenges.

We rely extensively on information technology systems, including Internet sites, computer software, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our business. Our information technology systems, as well as those of third parties we use in our operations, may be vulnerable to a variety of evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions.

Although we have implemented information technology controls and systems that are designed to protect information and mitigate the risk of data loss and other cybersecurity risks, such measures cannot entirely eliminate cybersecurity threats, and the enhanced controls we have installed may be breached. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations which may include drilling, completion, production and corporate functions. A cyber attack involving our information systems and related infrastructure, or that of our business associates, could negatively impact our operations in a variety of ways, including but not limited to, the following:

•

Unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and gas resources;

•	Data corruption, communication interruption, or other operational disruption during drilling activities could result in failure to reach the intended target or a drilling incident;

•	Data corruption or operational disruptions of production-related infrastructure could result in a loss of production, or accidental discharge;

•	A cyber attack on a vendor or service provider could result in supply chain disruptions which could delay or halt our major development projects;

•	A cyber attack on third party gathering, pipeline, or rail transportation systems could delay or prevent us from transporting and marketing our production, resulting in a loss of revenues;

•

A cyber attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues;

•

A cyber attack which halts activities at a power generation facility or refinery using natural gas as feed stock could have a significant impact on the natural gas market, resulting in reduced demand for our production, lower natural gas prices, and reduced revenues;

•	A cyber attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;

•	A cyber attack on our automated and surveillance systems could cause a loss in production and potential environmental hazards;

•	A deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and

•

A cyber attack resulting in the loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.

All of the above could negatively impact our operational and financial results. Additionally, certain cyber incidents, such as surveillance, may remain undetected for an extended period. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the growth of cyber attacks has resulted in evolving legal and compliance matters which impose significant costs that are likely to increase over time.

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

As of December 31, 2017, a portion of our total estimated proved reserves were proved undeveloped or proved developed non-producing reserves and may not be ultimately developed or produced by our operators. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations by our operators. Our reserve report assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that our operators will develop the properties as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical for our operators. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is 21% for taxable years beginning after December 31, 2017, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed as corporate distributions, and none of our income, gain, loss, deduction and credit would flow through to you. If a tax were imposed on us as a corporation, our cash available for distribution could be reduced. Therefore, our treatment as a corporation could result in a material reduction in the anticipated cash flow and after-tax return to you, and therefore result in a substantial reduction in the value of our securities.

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

A limited partner’s share of our net losses will be passive losses that cannot be used to offset “active” income, such as salary and bonuses, or portfolio income, such as dividends and interest income. Thus, you may not have enough passive income from us or net passive income from your other passive activities, if any, to be offset by a portion or all of your passive deductions from us. However, any unused passive loss from us may be carried forward indefinitely by you to offset your passive income in subsequent taxable years. Also, except as described below, the passive activity limitations on your share of our losses do not apply to you if you invest in us and you are a corporation taxable under Subchapter C of the Code, which:

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

In addition, under the recently enacted tax reform law known as the Tax Cuts and Jobs Act, if we borrow money and pay interest, the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a limited partner’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

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

We may be required to deduct and withhold certain amounts upon transfers of common units by non-U.S. persons.

Under the recently enacted tax reform law, if a limited partner sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld.

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

If the IRS makes audit adjustments to our income tax returns for taxable years beginning after 2017, the IRS (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our limited partners may be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, the IRS may collect any resulting taxes (including any applicable penalties and interest) directly from us (rather than our general partner and our limited partners). Certain states in which we own assets and conduct business may adopt the IRS approach or apply similar rules.

We will generally have the ability to shift any such tax liability (including penalties and interest) to our general partner and our limited partners in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our limited partners might be substantially reduced.

In the event the IRS makes an audit adjustment to our income tax returns and we do not or cannot shift the liability to our limited partners in accordance with their interests in us during the taxable year under audit, we will generally have the ability to request that the IRS reduce the determined underpayment owed by us by reducing the suspended passive loss carryovers of our limited partners (without any compensation from us to such limited partners), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected limited partners.

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

See Item 1: Business.

ITEM 3:	LEGAL PROCEEDINGS

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. See Item 8: Financial Statements and Supplementary Data - Note 7.

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

At the close of business on May 4, 2018, there were 2,964 holders of record.

On November 2, 2016, our Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

ITEM 6:	SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data as of and for the periods indicated and should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8: Financial Statements and Supplementary Data.

	Years Ended December 31,
	2017	2016	2015	2014
	(in thousands, except per unit data)
Statement of operations data:
Revenues:
Gas and oil production	$7,841	$11,851	$11,846	$5,707
Gain (loss) on mark-to-market derivatives	310	(780)	862	—
Total revenues	8,151	11,071	12,708	5,707
Costs and expenses:
Gas and oil production	2,528	2,660	2,229	2,070
General and administrative	813	571	685	627
General and administrative – affiliate	4,131	9,347	12,054	11,119
Depreciation, depletion and amortization	3,576	14,868	8,951	2,156
Asset impairment	—	41,879	7,346	6,880
Total costs and expenses	11,048	69,325	31,265	22,852
Operating loss	$(2,897)	$(58,254)	$(18,557)	$(17,145)
Other loss	—	(5,383)	—	—
Net loss	$(2,897)	$(63,637)	$(18,557)	(17,145)
Balance sheet data (at period end):
Property, plant and equipment, net	$65,293	$68,899	$125,286	$155,469
Total assets	74,219	78,500	160,267	190,161
Total partners’ capital	71,912	74,809	149,387	67,510
Cash flow data:
Net cash provided by (used in) operating activities	$(350)	$8,105	$(26,890)	$511
Net cash used in investing activities	—	(6,602)	(71,700)	(67,619)
Net cash (used in) provided by financing activities	—	(16,238)	88,506	91,754
Capital expenditures	—	6,602	29,222	12,873

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

We are a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in south Texas. Our general partner, Atlas Growth Partners GP, LLC owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and effectively controls us.

Atlas Energy Group, LLC (“ATLS”), a publicly traded Delaware limited liability company (OTCQB: ATLS), manages and controls us through its 2.1% limited partner interest in us and 80% member interest in our general partner. Current and former members of ATLS management own the remaining 20% member interest in our general partner.

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in South Texas generating stable cash flows, despite a significant decline in oil and natural gas prices.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  As of December 31, 2017, we have $8.2 million of cash on our balance sheet and no debt. Our general and administrative expenses decreased $5.0 million, or 50%, to $4.9 million for the year ended December 31, 2017 from $9.9 million for the year ended December 31, 2016. By reducing our general and administrative expenses, we have enhanced ability to generate positive cash flow from our operations, grow our cash balance, and take advantage of opportunities to drill new Eagle Ford wells or take on other strategic initiatives and transactions should favorable conditions arise.

In 2018, we are deploying $6.5 million of cash on hand to drill and complete one Eagle Ford shale well, expected to be in-line during the second quarter of 2018. The well is expected to significantly increase our production and provide substantial cash flow.  We believe that waiting to restart development of our Eagle Ford shale position was prudent. The economics of drilling new oil wells across the our acreage position in the Eagle Ford shale in South Texas have improved substantially over the last twelve months, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

While we manage the company on a daily basis to optimize operating results, we also continue to explore ways to strategically grow and transform the company. Quarterly, we consider our ability to make distributions to unitholders; however, based on the company’s financial position and cash flows, we have not yet elected to resume making distributions following the suspension in November 2016. We look forward to drilling additional wells across our Eagle Ford shale locations.  Our ability to convert our locations into cash flowing wells may be improved by raising additional capital.  We continue to evaluate the most attractive way to accelerate growth of our portfolio and drive value to all of our equity holders.  We will continue to vigorously pursue all options to maximize returns to our investors.

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

Throughout 2017, the natural gas, oil and natural gas liquids commodity price markets were marked by volatility. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves. The economics of drilling new oil wells across the our acreage position in the Eagle Ford shale in South Texas have improved substantially over the last twelve months, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

Our future gas and oil reserves, production, cash flow, our ability to make payments on our obligations and our ability to make distributions to our unitholders, depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically. We face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. To the extent we would not have access to sufficient capital, our ability to drill and acquire more reserves would be negatively impacted.

For additional information, please see “—Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. We have established production positions in the following operating areas:

•	the Eagle Ford Shale in southern Texas, an oil-rich area, in which we acquired acreage in November 2014, where we derive over 92% of our production volumes and revenues;
•	the Marble Falls play in the Fort Worth Basin in northern Texas, in which we own acreage and producing wells, which contains liquids rich natural gas and oil, and;
•	the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Total production volumes per day:
Natural gas (Mcfd)	313	422	557
Oil (Bpd)	392	799	667
NGLs (Bpd)	55	73	81
Total (Mcfed)	2,993	5,657	5,047
Total production volumes:
Natural gas (MMcf)	114	154	203
Oil (MBbls)	143	293	244
NGLs (MBbls)	20	27	30
Total (MMcfe)	1,092	2,070	1,842

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

	Years Ended December 31,
	2017	2016	2015
Production revenues (in thousands):(1)
Natural gas revenue	$322	$358	$518
Oil revenue	7,117	11,121	10,959
NGLs revenue	402	372	369
Total revenues	$7,841	$11,851	$11,846
Average sales price, unhedged:
Natural gas (per Mcf)	$2.83	$2.32	$2.55
Oil (per Bbl)	$51.97	$38.00	$46.83
NGLs (per Bbl)	$20.19	$13.87	$12.51

Total Production costs (per Mcfe):
Lease operating expenses	$1.76	$0.86	$0.83
Production taxes	0.50	0.32	0.31
Transportation and compression	0.05	0.11	0.07
	$2.32	$1.28	$1.21

(1)	Production revenues exclude the impact of our commodity derivative cash settlements because we do not apply hedge accounting (see Item 8: Financial Statements and Supplementary Data – Note 4).

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Gas and oil production revenues	$7,841	$11,851	$11,846
Gas and oil production costs	$2,528	$2,660	$2,229

Our gas and oil production revenues were lower in the current year as compared to the prior year due to a $3.9 million decrease attributable to production from our Eagle Ford operations, primarily related to natural production decline without our having drilled any additional wells to offset such decline.

The increase in gas and oil production revenues for the year ended December 31, 2016 as compared to the prior year consisted of a $0.9 million increase attributable to production from our Eagle Ford operations, primarily related to two more wells being turned in line during 2016 and a full year of production for the wells that were turned in line during 2015, partially offset by an $0.8 million decrease attributable to our Marble Falls operations primarily related to lower volumes and a $0.1 million decrease attributable to our Mississippi Lime operations primarily related to lower volumes.

Our gas and oil production costs were lower in the current year as compared to the prior year due to a $0.1 million decrease in maintenance, materials, and treating costs in our Marble Falls operations.

The increase in gas and oil production expenses for the year ended December 31, 2016 as compared to the prior year consisted of consisted of a $1.1 million increase attributable to our Eagle Ford operations, partially offset by a decrease of $0.7 million attributable to our Marble Falls operations.

OTHER REVENUES AND EXPENSES

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$310	$(780)	$862
Other Expenses
General and administrative	$4,944	$9,918	$12,739
Depreciation, depletion and amortization	3,576	14,868	8,951
Asset impairment	—	41,879	7,346
Other loss	$—	$5,383	$—

Gain (Loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our consolidated statements of operations. The recognized gains (losses) during the year ended December 31, 2017 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end. The recognized losses and gains during the years ended December 31, 2016 and 2015, respectively, are related to the changes in oil prices during the years ended December 31, 2016 and 2015 as compared to the prior year periods.

General and Administrative Expenses. The decrease in general and administrative expenses for the current year as compared to the prior year was due to a $5.0 million decrease in salaries, wages and other corporate activity costs allocated to us as a result of the suspension of our current primary offering efforts and management’s plan to reduce general and administrative expenses.

The decrease in general and administrative expenses for the year ended December 31, 2016 as compared to the prior year was due to a $2.8 million decrease in salaries, wages and other corporate activity costs allocated to us in connection with the completion of our private placement offering in June 2015.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization for the current year as compared to the prior year was primarily due to a $11.3 million decrease in our depletion expense resulting from the asset impairments recorded in the 4th quarter of 2016, which lowered our depletable base, and lower production volumes.

The increase in depreciation, depletion and amortization for the year ended December 31, 2016 as compared to the prior year was primarily due to a $5.9 million increase in our depletion expense related to two more wells being turned in line during 2016 and a full year of depletion for the wells that were turned in line during 2015.

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

Other loss. Other loss for the year ended December 31, 2016 was due to a $5.4 million write-off of issuer costs related to the suspension of our primary offering in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.  There was no other loss for the years ended December 31, 2017 and 2015.

LIQUIDITY AND CAPITAL RESOURCES

General

We have historically funded our operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including our private placement offering completed in June 2015. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas remain volatile but have improved during 2017 as compared to prior years.

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

As of December 31, 2017, we have $8.2 million of cash on our balance sheet and no debt.

Cash Flows

	Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$(350)	$8,105	$(26,890)
Net cash used in investing activities	—	(6,602)	(71,700)
Net cash (used in) provided by financing activities	—	(16,238)	88,506

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Cash Flows from Operating Activities:

The change in cash flows used in operating activities compared with the prior year period was due to:

•

an increase of $10.1 million net cash provided by advances from affiliates related to the direct costs, indirect cost allocation, dealer manager costs for operating activities and timing of funding of cash accounts; partially offset by

•

a decrease of $1.6 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses.

Cash Flows from Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to a decrease of $6.6 million in capital expenditures related to our development activities as we did not drill or complete any new wells during 2017.

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

Cash Flows from Operating Activities:

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

Capital Requirements

During the years ended December 31, 2016 and 2015, our capital expenditures were approximately $6.2 million and $29.2 million, respectively, related to our well drilling and completion costs.

We did not have any capital expenditures during the year ended December 31, 2017. As of December 31, 2017, we did not have any commitments for our drilling and completion and capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we did not have any off-balance sheet commitment arrangements for our drilling and completion and capital expenditures.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of December 31, 2017, we did not have any contractual obligations or commercial commitments.

CREDIT FACILITY

On May 1, 2015, we entered into a secured credit facility agreement with syndicate of banks. As of December 31, 2017, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2017. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion and impairment of gas and oil properties, and fair value of derivative instruments. We summarize our significant accounting policies within our consolidated financial statements included in Item 8: Financial Statements and Supplementary Data – Notes 2, 3 and 5 included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

Our depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves, and depletion rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include our costs of property interests in joint venture wells, wells drilled solely by us for our interests, properties purchased and working interests with other outside operators.

We review our gas and oil properties for impairment whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be recoverable. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are discussed under Item 1A: Risk Factors in this report.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.

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

Reserve Estimates

Our estimates of proved natural gas, oil and natural gas liquids reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas, oil and natural gas liquids prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. We engaged independent third-party reserve engineers to prepare annual reports of our proved reserves (see Item 2: Properties).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Item 8: Financial Statements and Supplementary Data – Note 2 to the consolidated financial statements for additional information related to recently issued accounting standards. As stated in our Form S-1, we qualify for emerging growth company status; however, we do not elect this exemption in relation to accounting standards.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2017. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Current market conditions elevate our concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to us, if any. The counterparties related to our commodity derivative contracts are banking institutions or their affiliates. The creditworthiness of our counterparties is monitored, and we currently believe them to be financially viable. We are not aware of any inability on the part of our counterparties to perform under their contracts and believe our exposure to non-performance is remote.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ending December 31, 2018 of $0.5 million.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years.

As of December 31, 2017, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)	(per Bbl)
2018	74,500	$52.510

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Growth Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Atlas Growth Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.

Cleveland, Ohio

May 8, 2018

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,236	$8,586
Accounts receivable	572	846
Total current assets	8,808	9,432
Property, plant and equipment, net	65,293	68,899
Other assets, net	118	169
Total assets	$74,219	$78,500
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$332	$890
Advances from affiliates	606	1,355
Current portion of derivative liability	497	284
Accrued liabilities	407	241
Total current liabilities	1,842	2,770
Long-term derivative liability	—	280
Asset retirement obligations and other	465	641
Commitments and contingencies (Note 7)
Partners’ Capital:
General partner’s interest	(2,611)	(2,553)
Common limited partners’ interests	71,387	74,226
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	71,912	74,809
Total liabilities and partners’ capital	$74,219	$78,500

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Gas and oil production	$7,841	$11,851	11,846
Gain (loss) on mark-to-market derivatives	310	(780)	862
Total revenues	8,151	11,071	12,708
Costs and expenses:
Gas and oil production	2,528	2,660	2,229
General and administrative	813	571	685
General and administrative – affiliate	4,131	9,347	12,054
Depreciation, depletion and amortization	3,576	14,868	8,951
Asset impairment	—	41,879	7,346
Total costs and expenses	11,048	69,325	31,265
Operating loss	(2,897)	(58,254)	(18,557)
Other loss	—	(5,383)	—
Net loss	$(2,897)	$(63,637)	$(18,557)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(2,839)	$(62,363)	(18,187)
General partner’s interest	(58)	(1,274)	(370)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.12)	$(2.68)	$(0.98)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	18,585

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total Partners’ Capital
	Class A Units	Amount	Units	Amount	Warrants	Amount
Balance at January 1, 2015	100	$(446)	10,676,910	$66,676	1,067,691	$1,280	$67,510
Issuance of units, net of offering costs	—	—	12,623,500	109,333	1,262,350	1,856	111,189
Distributions paid	—	(215)	—	(10,540)	—	—	(10,755)
Net loss	—	(370)	—	(18,187)	—	—	(18,557)
Balance at December 31, 2015	100	$(1,031)	23,300,410	$147,282	2,330,041	$3,136	$149,387
Issuance of units, net of offering …costs	—	—	—	1,541	—	—	1,541
Distributions paid	—	(248)	—	(12,234)	—	—	(12,482)
Net loss	—	(1,274)	—	(62,363)	—	—	(63,637)
Balance at December 31, 2016	100	$(2,553)	23,300,410	$74,226	2,330,041	$3,136	$74,809
Net loss	—	(58)	—	(2,839)	—	—	(2,897)
Balance at December 31, 2017	100	$(2,611)	23,300,410	$71,387	2,330,041	$3,136	$71,912

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,897)	$(63,637)	$(18,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	3,576	14,868	8,951
Asset impairment	—	41,879	7,346
(Gains) losses on derivatives	217	674	(412)
Other loss	—	5,297	—
Amortization of deferred financing costs	51	66	31
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(10)	990	(1,159)
Advances to/from affiliates	(749)	9,363	(24,508)
Accounts payable and accrued liabilities	(538)	(1,395)	1,418
Net cash provided by (used in) operating activities	(350)	8,105	(26,890)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(6,602)	(29,222)
Net cash paid for acquisitions	—	—	(42,478)
Net cash used in investing activities	—	(6,602)	(71,700)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common limited partner units and warrants	—	(3,756)	99,440
Distributions paid to unitholders	—	(12,482)	(10,755)
Deferred financing costs and other	—	—	(179)
Net cash provided by (used in) financing activities	—	(16,238)	88,506
Net change in cash and cash equivalents	(350)	(14,735)	(10,084)
Cash and cash equivalents, beginning of year	8,586	23,321	33,405
Cash and cash equivalents, end of period	$8,236	$8,586	$23,321

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

We are a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in south Texas. Our general partner, Atlas Growth Partners GP, LLC owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and effectively controls us.

Atlas Energy Group, LLC (“ATLS”), a publicly traded Delaware limited liability company (OTCQB: ATLS), manages and controls us through its 2.1% limited partner interest in us and 80% member interest in our general partner. Current and former members of ATLS management own the remaining 20% member interest in our general partner.

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

At December 31, 2017, we had 23,300,410 common limited partner units issued and outstanding.

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

Receivables

Accounts receivable consists solely of the trade accounts receivable associated with our operations. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness as determined by our review of customers’ credit information. We extend credit on sales on an unsecured basis to many of our customers. At December 31, 2017 and 2016, we had recorded no allowance for uncollectible accounts receivable on our consolidated balance sheets.

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

See Note 3 for additional disclosures regarding property, plant and equipment.

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

See Note 3 for additional disclosures regarding impairment of property, plant and equipment.

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

The estimated liability for asset retirement obligations was based on our historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. We have no assets legally restricted for purposes of settling asset retirement obligations. Except for our gas and oil properties, we determined that there were no other material retirement obligations associated with tangible long-lived assets. As of both December 31, 2017 and 2016, our asset retirement obligation was $0.2 million. For the years ended December 31, 2017, 2016 and 2015, we recorded $16,000, $15,000 and $14,000, respectively, of accretion expense related to our asset retirement obligations within depreciation, depletion and amortization in our consolidated statements of operations.

Other Non-current Liabilities

We have two lease agreements in our Eagle Ford operating area that required us to perform certain drilling and development activities by a specified date or pay liquidated damages to maintain the lease. We determined the liquidated damages were a probable loss contingency and estimated the value of the liquidated damages enforceable under Texas law to be $0.5 million which was recorded as a non-current liability on our consolidated balance sheet as of December 31, 2016. As of December 31, 2017, we presented $0.1 million as current accrued liabilities, to reflect the estimated amount owed within one year, and $0.3 million as the estimated remaining non-current liability on our consolidated balance sheet.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Our management does not believe it has any tax positions taken within our consolidated financial statements that would not meet this threshold. Our policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. We have not recognized any potential interest or penalties in its consolidated financial statements for the years ended December 31, 2017 and 2016.

We file Partnership Returns of Income in the U.S. and various state jurisdictions. We are not subject to income tax examinations by major tax authorities for years prior to 2013, our year of formation. We are not currently being examined by any jurisdiction and are not aware of any potential examinations.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to the U.S. Internal Revenue Code. Among other changes, the Tax Act includes a new deduction on certain pass-through income, a repeal of the partnership technical termination rule, and new limitations on certain deductions and credits, including interest expense deductions. Since our operations are not subject to federal income tax, the Tax Act is not expected to have a material impact on us.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net loss	$(2,897)	$(63,637)	(18,557)
Less: General partner’s interest	(58)	(1,274)	(370)
Net loss attributable to common limited partners	$(2,839)	$(62,363)	(18,187)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Years Ended December 31,
	2017	2016	2015
Weighted average number of common units – basic	23,300	23,300	18,585
Add effect of dilutive awards(1)	—	—	—
Weighted average number of common units – diluted	23,300	23,300	18,585

(1)

For both the years ended December 31, 2017 and 2016 and the year ended December 31, 2015,  2,330,000 and 1,859,000, respectively, common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. We place our temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2017 and 2016, we had $8.3 million and $10.3 million, respectively, in deposits at various banks, of which $8.0 million and $9.7 million, respectively, were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments to date.

Cash on deposit at various banks may differ from the balance of cash and cash equivalents at period end due to certain reconciling items, including any outstanding checks as of period end.

We sell natural gas, crude oil and NGLs under contracts to various purchasers in the normal course of business. For the year ended December 31, 2017, Shell Trading Co individually accounted for approximately 91% of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2016, Shell Trading Co and Enterprise Crude Oil, LLC individually accounted for approximately 64% and 29%, respectively, of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2015, Enterprise Crude Oil, LLC, Shell Trading Co. and Midcoast Energy Partners individually accounted for approximately 59%, 28% and 12%, respectively, of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity.

We are subject to the risk of loss on our derivative instruments that we would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. We maintain credit policies with regard to our counterparties to minimize our overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the quarterly monitoring of our oil counterparties’ credit exposures; (iii) comprehensive credit reviews of significant counterparties to physical and financial transactions on an ongoing basis; (iv) the utilization of contractual language that affords us netting or set off opportunities to mitigate exposure risk; and (v) when appropriate requiring counterparties to post cash collateral, parent guarantees or letters of credit to minimize credit risk.  Our liabilities related to derivatives as of December 31, 2017 represent financial instruments from one counterparty, which is a financial institution that has an “investment grade” (minimum Standard & Poor’s rating of BBB+ or better) credit rating and are lenders associated with our credit facility. Subject to the terms of our credit facility, collateral or other securities are not exchanged in relation to derivatives activities with the parties in the credit facility.

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

We accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from our records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. We had unbilled revenues of $0.6 million and $0.9 million at December 31, 2017 and 2016, respectively, which were included in accounts receivable within our consolidated balance sheets.

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

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We have completed our detailed contract reviews and documentation. Substantially all of our revenue is earned pursuant to agreements under which we have currently interpreted one performance obligation, which is satisfied at a point-in-time. We adopted the new accounting guidance using the modified retrospective method of adoption on January 1, 2018.  We do not expect the new accounting guidance to have a material impact on our financial position, results of operations or cash flows in 2018.  The new accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers including disaggregation of revenues, beginning with our Form 10-Q for the three months ended March 31, 2018.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	December 31, 2017	December 31, 2016
Natural gas and oil properties:
Proved properties	$147,932	$84,631
Unproved properties	—	63,314
Support equipment and other	3,188	3,188
	151,120	151,133
Less – accumulated depreciation, depletion and amortization	(85,827)	(82,234)
	$65,293	$68,899

As of December 31, 2017, we transferred $63.3 million of our unproved properties to proved natural gas and oil properties as management finalized capital plans for drilling and developing the wells within our Eagle Ford operating area. For the year ended December 31, 2016, we recognized $25.4 million and $16.5 million of asset impairment related to our proved and unproved oil and gas properties in the Eagle Ford operating area, respectively, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties. There were no impairments of unproved gas and oil properties for the year ended December 31, 2015. For the year ended December 31, 2015, we recognized $7.3 million of asset impairment related to proved oil and gas properties in the Marble Falls and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices.

During the year ended December 31, 2016, we recognized $0.4 million of non-cash investing activities capital expenditures, which were included within the changes in accounts payable and accrued liabilities on our consolidated statements of cash flows. During the year ended December 31, 2015, we assigned a portion of our non-operating Eagle Ford assets to ARP in exchange for ARP funding our remaining $36.3 million of deferred Eagle Ford Acquisition purchase price, which represented a non-cash transaction within our consolidated statement of cash flows.

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

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Years Ended December 31,
	2017	2016
Gains (losses) recognized on cash settlement	$527	$(106)
Changes in fair value on open derivative contracts	(217)	(674)
Gain (loss) on mark-to-market derivatives	$310	$(780)

The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our consolidated balance sheets as of the date indicated (in thousands):

Offsetting Derivatives as of December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$—	$—	$—
Current portion of derivative liabilities	$(497)	$—	$(497)
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$(497)	$—	$(497)
Offsetting Derivatives as of December 31, 2016
Current portion of derivative assets	$97	$(97)	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$97	$(97)	$—
Current portion of derivative liabilities	$(381)	$97	$(284)
Long-term portion of derivative liabilities	(280)	—	(280)
Total derivative liabilities	$(661)	$97	$(564)

As of December 31, 2017, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes(1)	Average Fixed Price	Fair Value Liability
			(in thousands)(2)
2018	74,500	$52.510	(497)
		Net liabilities	$(497)

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward WTI crude oil prices, as applicable.

On May 1, 2015, we entered into a secured credit facility agreement with a syndicate of banks. As of December 31, 2017, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2017. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We use a market approach fair value methodology to value the assets and liabilities for our outstanding derivative instruments (see Note 4). We manage and report derivative assets and liabilities on the basis of our exposure to market risks and credit risks by counterparty. Commodity derivative instruments are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative values were calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

Information for financial instruments measured at fair value was as follows (in thousands):

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Assets, gross
Commodity swaps	$—	$—	$—	$—
Total derivative assets, gross	—	—	—	—
Liabilities, gross
Commodity swaps	—	(497)	—	(497)
Total derivative liabilities, gross	—	(497)	—	(497)
Total derivatives, fair value, net	$—	$(497)	$—	$(497)
As of December 31, 2016
Assets, gross
Commodity swaps	$—	$97	$—	$97
Total derivative assets, gross	—	97	—	97
Liabilities, gross
Commodity swaps	—	(661)	—	(661)
Total derivative liabilities, gross	—	(661)	—	(661)
Total derivatives, fair value, net	$—	$(564)	$—	$(564)

Other Financial Instruments

Our other current assets and liabilities on our consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Warrants. The fair value of the warrants associated with the issuance of common limited partner units in 2015 (see Note 8) was measured using a Black-Scholes pricing model which was based on Level 3 inputs including an exercise price of $10.00, discount rate of 0.5%, an expected term of 1.5 years, expected dividend yield of 7.0% and estimated volatility rate of 50%. The volatility rate used was consistent with that of ARP at the time the warrants were issued. The estimated fair value per warrant was $1.47, which included a $0.37 liquidity adjustment.

Asset Impairments. We estimate the fair value of our gas and oil properties in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances based on a discounted cash flow model, which considers the estimated remaining lives of the wells based on reserve estimates, our future operating and development costs of the assets, the respective natural gas, oil and natural gas liquids forward price curves and estimated salvage values using our historical experience and external estimates of recovery values. See Note 3 for disclosure of impairments of our gas and oil properties. These estimates of fair value are Level 3 measurements as they are based on unobservable inputs.

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan. Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum.  During each of the years ended December 31, 2017 and 2016, we paid a management fee of $2.3 million. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the consolidated statements of operations. As of each of December 31, 2017 and December 31, 2016, we had payables to ATLS of $0.6 million, related to the management fee, direct costs and allocated indirect costs, which was recorded in advances from affiliates in the consolidated balance sheets.

Relationship with Titan. At the direction of ATLS, we reimburse Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of December 31, 2017 and 2016, we had payables to Titan of $0.1 million and $0.8 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts, which was recorded in advances from affiliates in the consolidated balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

General Commitments

We lease office space and equipment under leases with varying expiration dates. Rental expense was $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. We do not have any future minimum rental commitments as of  December 31, 2017.

As of December 31, 2017, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits. The agreements provide for severance payments under certain circumstances.

As of December 31, 2017, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of December 31, 2017 and 2016.

NOTE 8 – ISSUANCES OF UNITS

On November 2, 2016, our management decided to temporarily suspend our current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

As a result of management’s decision to temporarily suspend our current primary offering efforts (see Note 2), we reclassified $5.3 million of offering costs to other loss on our consolidated statement of operations for the year ended December 31, 2016. These offering costs were previously capitalized within our consolidated statement of changes in partners’ capital as an offset to any proceeds raised in our current primary offering and included $1.5 million that were previously capitalized in our consolidated statement of changes in partners’ capital as of December 31, 2015.

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

NOTE 10—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

The reserve disclosures that follow reflect estimates of proved reserves, proved developed reserves and proved undeveloped reserves, net of royalty interests, of natural gas, crude oil and NGLs owned at year end and changes in proved reserves during the last year. Proved oil, gas and NGL reserves are those quantities of oil, gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved developed reserves are those reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for undeveloped reserves cannot be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. The proved reserves quantities and future net cash flows were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2017, 2016 and 2015, including adjustments related to regional price differentials and energy content.

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

Reserve quantity information and a reconciliation of changes in proved reserve quantities were as follows:

	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)
Balance, January 1, 2015	8,493	14,931	1,622	107,811
Extensions, discoveries and other additions(1)	364	968	75	6,622
Sales of reserves in-place(3)	(3,300)	(7,579)	(660)	(52,734)
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates(2)	(2,246)	(297)	(381)	(6,314)
Production	(203)	(244)	(30)	(1,847)
Balance, December 31, 2015	3,108	7,779	626	53,539
Extensions, discoveries and other additions	—	—	—	—
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (2)	(1,521)	(4,099)	(332)	(28,107)
Production	(154)	(293)	(27)	(2,074)
Balance, December 31, 2016	1,432	3,387	267	23,356
Extensions, discoveries and other additions	—	—	—	—
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (2)	548	1,231	169	8,949
Production	(114)	(143)	(20)	(1,092)
Balance, December 31, 2017	1,866	4,475	416	31,213
Proved developed reserves at:
January 1, 2015	1,255	612	205	6,157
December 31, 2015	802	1,645	154	11,596
December 31, 2016	652	925	100	6,802
December 31, 2017	613	788	121	6,069
Proved undeveloped reserves at:
January 1, 2015	7,238	14,319	1,417	101,654
December 31, 2015	2,306	6,134	472	41,942
December 31, 2016	780	2,462	167	16,554
December 31, 2017	1,253	3,687	295	25,144

(1)	For the year ended December 31, 2015, the increase represents PUD conversions from probable reserves related to development activity in the Eagle Ford Shale.

(2)	See “Revisions of Previous Estimates” section below for additional discussion and analysis of significant components of revisions of previous estimates.
(3)	Decrease due to the assignment of certain Eagle Ford assets to ARP in 2015.

Revisions of Previous Estimates

The following represents the unweighted average of the first-day-of-the-month prices for each of the previous twelve months from the periods presented above:

	December 31,
	2017	2016	2015
Unadjusted Prices
Natural gas (per MMBtu)	$2.98	$2.48	$2.59
Oil (per Bbl)	$51.34	$42.75	$50.28
Natural gas liquids (per Bbl)	$20.33	$19.57	$11.02

For the year ended December 31, 2017, we had positive revisions of 8,585 MMcfe due to modifications in our Eagle Ford development plan, focusing on longer lateral lengths, and 1,208 MMcfe due to increases in pricing, partially offset by negative revisions of 844 MMcfe due to production underperforming previous year’s forecast.

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

Capitalized Costs Related to Oil and Gas Producing Activities. The components of our capitalized costs related to oil and gas producing activities as of the periods indicated were as follows (in thousands):

	December 31,
	2017	2016
Natural gas and oil properties:
Proved properties	$147,932	$84,631
Unproved properties	—	63,314
Support equipment	29	29
	147,961	147,974
Accumulated depreciation, depletion and amortization	(85,328)	(81,901)
Net capitalized costs	$62,633	$66,073

Results of Operations from Oil and Gas Producing Activities. The results of operations related to our oil and gas producing activities during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Gas and oil production revenues	$7,841	$11,851	$11,846
Production costs	(2,528)	(2,660)	(2,229)
Depletion	(3,410)	(14,694)	(8,777)
Asset impairment(1)	—	(41,879)	(7,346)
	$1,903	$(47,382)	$(6,506)

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

Costs Incurred in Oil and Gas Producing Activities. The costs incurred by our oil and gas activities during the periods indicated are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Property acquisition costs:
Proved properties	$—	$143	$43,520
Unproved properties	—	—	—
Exploration costs(1)	—	—	—
Development costs	—	5,946	28,822
Total costs incurred in oil & gas producing activities	$—	$6,089	$72,342

(1)	There were no exploratory wells drilled during the periods presented.

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

	Years Ended December 31,
	2017	2016	2015
Future cash inflows	$243,644	$145,857	$396,141
Future production costs	(73,792)	(53,738)	(117,785)
Future development costs	(68,321)	(51,942)	(133,474)
Future net cash flows	101,531	40,177	144,882
Less 10% annual discount for estimated timing of cash flows	(61,082)	(22,796)	(72,420)
Standardized measure of discounted future net cash flows	$40,449	$17,381	$72,462

Change in Standardized Discounted Cash Flows. The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil, gas and NGL reserves (in thousands), including amounts related to asset retirement obligations. Since we allocate taxable income to our unitholders, no recognition has been given to income taxes:

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$17,381	$72,462	$290,416
Increase (decrease) in discounted future net cash flows(1):
Sales of oil and gas produced, net of related costs	(5,403)	(8,758)	(8,590)
Net changes in estimated future prices and production costs	22,401	(19,173)	(176,091)
Revisions of previous quantity estimates	15,568	(32,119)	47,612
Development costs incurred	—	—	30,144
Changes in future development costs	(11,236)	(2,267)	(15,690)
Extensions, discoveries, and improved recovery less related costs	—	—	6,428
Sales of reserves in-place	—	—	(130,802)
Accretion of discount	1,738	7,246	29,042
Estimated settlement of asset retirement obligations	—	—	(8)
Estimated proceeds on disposals of well equipment	—	(9)	1
Balance, end of year	$40,449	$17,381	$72,462

(1)	See “Reserve Quantity Information” and “Revisions of Previous Estimates” sections above for additional discussion and analysis of significant changes within the periods presented.

NOTE 11 — QUARTERLY RESULTS (UNAUDITED)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2017:
Revenues	$1,208	$1,282	$2,508	$3,153
Net loss attributable to common limited partners and the general partner’s interests(1)	$(1,187)	$(1,061)	$(357)	$(292)
Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$(1,163)	$(1,040)	$(350)	$(286)
General partner’s interest	(24)	(21)	(7)	(6)
Net loss attributable to common unitholders per unit:
Basic	$(0.05)	$(0.04)	$(0.02)	$(0.01)
Diluted	$(0.05)	$(0.04)	$(0.02)	$(0.01)

(1)

For each of the first, second, third, and fourth quarters of the year ended December 31, 2017, approximately 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2016:
Revenues	$2,160	$2,918	$2,559	$3,434
Net loss attributable to common limited partners and the general partner’s interests(1)(2)	$(45,629)	$(9,551)	$(4,161)	$(4,296)
Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$(44,717)	$(9,360)	$(4,077)	$(4,209)
General partner’s interest	(912)	(191)	(84)	(87)
Net loss attributable to common unitholders per unit:
Basic	$(1.92)	$(0.40)	$(0.18)	$(0.18)
Diluted	$(1.92)	$(0.40)	$(0.18)	$(0.18)

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.

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

The non-management members of our general partner’s board of directors have the ability to meet in executive session without management, when necessary. The purpose of these executive sessions is to promote open and candid discussion among the non-management board members. Interested parties wishing to communicate directly with the non-management members may contact the chair of our audit committee, Walter Jones. Correspondence to Mr. Jones should be marked “Confidential” and sent to Mr. Jones’ attention, c/o Atlas Growth Partners, L.P., 1845 Walnut Street, 10th Floor, Philadelphia, Pennsylvania 19103.

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

Board of Directors and Officers of Our General Partner

The following table sets forth information with respect to those persons who serve as the officers of and on the board of directors of, our general partner:

Name	Age	Position(s)
Edward E. Cohen	79	Chairman of the Board and Chief Executive Officer
Jonathan Z. Cohen	47	Executive Vice Chairman of the Board
William R. Bagnell	55	Director
Walter C. Jones	55	Director
Jeffrey F. Kupfer	50	Director
Daniel C. Herz	41	President and Director
Jeffrey M. Slotterback	36	Chief Financial Officer and Director
Lisa Washington	50	Chief Legal Officer and Secretary
Matthew J. Finkbeiner	38	Chief Accounting Officer

Edward E. Cohen has been the Chairman of the board of directors and Chief Executive Officer of our general partner since its inception in February 2013.  In addition, Mr. Cohen has served as the Executive Chairman and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as the Executive Chairman of Titan Energy, LLC’s predecessor, Atlas Resource Partners, L.P., since August 2015 and the Chief Executive Officer and Executive Vice Chairman of Atlas Energy Group, LLC, Titan Energy, LLC’s predecessor’s general partner, since February 2015. Mr. Cohen served as President of Atlas Energy Group from February 2015 to April 2015, and before that he was Chairman and Chief Executive

Officer since February 2012.  Mr. Cohen was the Chairman of the board of directors of Atlas Energy, L.P.’s general partner from its formation in January 2006 until February 2011, when he became its Chief Executive Officer and President until February 2015. Mr. Cohen served as the Chief Executive Officer of Atlas Energy’s general partner from its formation in January 2006 until February 2009. Mr. Cohen served on the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen also was the Chairman of the board of directors and Chief Executive Officer of Atlas Energy, Inc. (formerly known as Atlas America, Inc.) from its organization in 2000 until February 2011and also served as its President from September 2000 to October 2009. Mr. Cohen was the Executive Chair of the managing board of directors of Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”) from its formation in 1999 until February 2015. Mr. Cohen was the Chief Executive Officer of Atlas Pipeline GP from 1999 to January 2009. Mr. Cohen was the Chairman of the board of directors and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until February 2011. Mr. Cohen has served as the Chairman of Osprey Energy Acquisition Corporation, a special purpose acquisition company, since April 2017.  In addition, Mr. Cohen was a director of Resource America, Inc. (formerly a publicly-traded specialized asset management company) from 1988 until September 2016 and its Chairman of its board of directors from 1990 until September 2016 and was its Chief Executive Officer from 1988 until 2004, and President from 2000 until 2003; Chairman of the board of directors of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005 until November 2009 and served on its board of directors until September 2016; and Chairman of the board of directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen. Mr. Cohen has been active in the energy business for over 30 years. Mr. Cohen’s strong financial and energy industry experience, along with his deep knowledge of the company resulting from his long tenure with the company and its predecessors, enables Mr. Cohen to provide valuable perspectives on many issues facing the company. Mr. Cohen’s service on the Board creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s extensive experience in founding, operating and managing public and private companies of varying size and complexity enables him to provide valuable expertise to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen brings to the Board the vast experience that he has accumulated through his activities as a financier, investor and operator in various parts of the country. These diverse experiences have enabled Mr. Cohen to bring unique perspectives to the Board, particularly with respect to business management, financial markets and financing transactions and corporate governance issues.

Jonathan Z. Cohen has served as the Executive Vice Chairman of the board of directors of our general partner since its inception in February 2013.  In addition, Mr. Cohen has served as the Executive Vice Chairman and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s Executive Vice Chairman since August 2015 and the Executive Chairman of the board of directors of Atlas Energy Group, LLC, Titan Energy, LLC’s predecessor’s general partner, since February 2015, and before that was Vice Chairman of Titan Energy, LLC’s predecessor’s general partner since February 2012.   Mr. Cohen served as Executive Chairman of the board of directors of Atlas Energy, L.P.’s general partner from January 2012 until February 2015. Before that, he served as Chairman of the board of directors of Atlas Energy’s general partner from February 2011 until January 2012 and as Vice Chairman of the board of directors of its general partner from its formation in January 2006 until February 2011. Mr. Cohen served as chairman of the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen was the Vice Chairman of the board of directors of Atlas Energy, Inc. from its incorporation in September 2000 until February 2011. Mr. Cohen was the Executive Vice Chair of the managing board of directors of Atlas Pipeline GP from its formation in 1999 until February 2015. Mr. Cohen was the Vice Chairman of the board of directors of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until February 2011. Mr. Cohen was a senior officer of Resource America, Inc. (formerly a publicly-traded specialized asset management company) from 1998 until September 2016, serving as the Chief Executive Officer from 2004 to September 2016, President from 2003 to September 2016 and a director from 2002 to September 2016. Mr. Cohen served as Chief Executive Officer, President and a director of Resource Capital Corp. from its formation in 2005 until September 2016. Since September 2016, Mr. Cohen has served as the founder and Chief Executive Officer of Hepco Capital Management, LLC, a recently formed private investment firm. Mr. Cohen has served as the Chief Executive Officer of Osprey Energy Acquisition Corporation, a special purpose acquisition company, since April 2017.  Mr. Cohen has served on the board of directors of Energen Corporation since March 2018.  Mr. Cohen is a son of Edward E. Cohen. Mr. Cohen’s extensive knowledge of the company resulting from his long length of service with the company and its predecessors, as well as his strong financial and industry experience, allow him to contribute valuable perspectives on many issues facing the Company. Mr. Cohen’s service on the Board creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s involvement with public and private entities of varying size, complexity and focus and raising debt and equity for such entities provides him with extensive experience and contacts that are valuable to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen’s financial, business, operational and energy experience as well as the experience that he has accumulated through his activities as a financier and investor, add strategic vision to our Board to assist with our growth, operations and development. Mr. Cohen is able to draw upon these diverse experiences to provide guidance and leadership with respect to exploration and production operations, capital markets and corporate finance transactions and corporate governance issues.

William R. Bagnell has been a director of our general partner since its inception in 2013. Mr. Bagnell served as a director of Atlas Energy, Inc. from July 2009 through February 2011 and was a director of Atlas America, Inc. from February 2004 until July 2009. Mr. Bagnell has been Director of Sales – Northeast of Nordic Energy Services, LLC, an alternative electric and gas supplier, since October 2013. From October 2012 to October 2013, he was an Account Executive of Procurian Energy, an end-to-end energy management solutions company. Before that, he was Vice President of Energy for Planalytics, Inc., an energy industry risk management and software company, since March 2000. Before that, he served as Director of Business Development for Buckeye Pipeline Partners, L.P. (a refined petroleum products transportation company) from October 1992 until February 2000.

Walter C. Jones has been a director of our general partner since July 2017 and serves as our audit committee chair.  Mr. Jones served as a director of Atlas Energy Group, LLC, from February 2015 until July 2017. Mr. Jones served as a director of the general partner of Atlas Energy, L.P. from October 2013 until February 2015, a director and chair of the audit committee of Atlas Energy Resources, LLC from December 2006 until September 2009, and a director of Atlas Energy, Inc. from September 2009 until March 2010.  Since November 2013, Mr. Jones has been the managing director of the Jones Pohl Group, an investment firm based in Dubai, UAE, that invests in clean energy projects, primarily in developing and developed markets around the globe.  JPG is also the majority shareholder of a Dubai-based geothermal energy developer, RG Safa Energy.  From April 2010 to October 2013, Mr. Jones served as the U.S. Executive Director and Chief-of-Mission to the African Development Bank in Tunis, Tunisia, having been nominated for the position by President Barack Obama in 2009 and confirmed by the U.S. Senate in 2010.  In that position, he represented the United States on the African Development Bank’s Board of Directors, and served as chair of the bank’s audit committee and vice-chair of both the ethics and development effectiveness committees. Mr. Jones served as the Head of Private Equity and General Counsel at GRAVITAS Capital Advisors, LLC from June 2005 until May 2007. Mr. Jones served in a number of positions at the Overseas Private Investment Corporation from May 1994 to May 2005, and then again from September 2007 until April 2010, including Manager for Asia, Africa, the Middle East, Latin America and the Caribbean and Senior Investment Officer in the Finance Department; and was an International Consultant at the Washington, D.C. firm of Neill & Co. before that.  Mr. Jones began his career at the law firm of Sidley & Austin, where he was a transactions attorney specializing in leveraged buyouts. Mr. Jones is a seasoned energy company director, having previously served as a director and chair of the audit committee of Atlas Energy Resources, LLC and a director of Atlas Energy, Inc. Mr. Jones’ combination of private and public sector experience, as well as his international work, has afforded him a unique combination of management and leadership experience.  Our board of directors benefits from his investment and transaction expertise as well as his valuable financial experience.

Jeffrey F. Kupfer has been a director of our general partner since July 2017.  Mr. Kupfer served as a director of Atlas Energy Group, LLC, from February 2015 until July 2017. Mr. Kupfer served as a director of the general partner of Atlas Energy, L.P. from March 2014 until February 2015.  Since 2015, Mr. Kupfer has been the co-founder of Starling Trust Sciences, an applied behavioral sciences technology company.  He has been an Adjunct Professor of Policy and Management at Carnegie Mellon University’s H. John Heinz III College since October 2009. Mr. Kupfer served as a senior advisor for policy and government affairs at Chevron from February 2011 to January 2014, and a Senior Vice President at Atlas Energy, Inc. from September 2009 to February 2011. Before that, Mr. Kupfer held a number of high level positions in the U.S. Department of Energy, including Acting Deputy Secretary and Chief Operating Officer from March 2008 to January 2009, and Chief of Staff from October 2006 to March 2008. Mr. Kupfer also worked in the White House as a Special Assistant to the President for Economic Policy in 2006, as the Executive Director of the President’s Panel on Federal Tax Reform in 2005, and as Deputy Chief of Staff at the U.S. Treasury Department from 2001 to 2005. Mr. Kupfer brings to the board of directors extensive experience in the energy industry, as well his perspective as a former senior official in the U.S. government, which we view as complementary to the industry perspective of other members of the board of directors.

Daniel C. Herz has served as President and a director of our general partner since its inception in February 2013.  In addition, Mr. Herz has served as the Chief Executive Officer and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s Chief Executive Officer since August 2015 and as President of Atlas Energy Group, LLC, Titan Energy, LLC’s predecessor’s general partner since April 2015.  Mr. Herz served as Senior Vice President of Corporate Development and Strategy of Titan Energy LLC’s predecessor’s general partner from March 2012 to April 2015. Mr. Herz served as Senior Vice President of Corporate Development and Strategy of Atlas Energy, L.P.’s general partner from February 2011 until February 2015. Mr. Herz was Senior Vice President of Corporate Development of Atlas Pipeline Partners GP, LLC from August 2007 until February 2015. He also was Senior Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Energy Resources, LLC from August 2007 until February 2011.

Before that, Mr. Herz was Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Pipeline Partners GP, LLC from December 2004. Mr. Herz has served as the President and a director of Osprey Energy Acquisition Corporation, a special purpose acquisition company, since April 2017.  Mr. Herz’s significant experience as a chief executive officer for the Company and related entities, together with his corporate development experience, enables him to provide the Board with executive counsel on a full range of business, strategic and professional matters.

Jeffrey M. Slotterback has served as the Chief Financial Officer of our general partner since September 2015 and as a director since March 2018.  Mr. Slotterback served as the Chief Accounting Officer of our general partner from its inception in February 2013 to October 2015.  In addition, Mr. Slotterback has served as the Chief Financial Officer and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s Chief Financial Officer since September 2015. Mr. Slotterback has served as Chief Financial Officer of Atlas Energy Group, Titan Energy, LLC’s predecessor’s general partner, since September 2015 and served as its Chief Accounting Officer from March 2012 to October 2015.  Mr. Slotterback served as Chief Accounting Officer of Atlas Energy’s general partner from March 2011 until February 2015. Mr. Slotterback was the Manager of Financial Reporting for Atlas Energy, Inc. from July 2009 until February 2011 and then served as the Manager of Financial Reporting for Atlas Energy GP, LLC from February 2011 until March 2011. Mr. Slotterback served as Manager of Financial Reporting for both Atlas Energy GP, LLC and Atlas Pipeline Partners GP, LLC from May 2007 until July 2009. Mr. Slotterback was a Senior Auditor at Deloitte and Touche, LLP from 2004 until 2007, where he focused on energy and health care clients. Mr. Slotterback is a Certified Public Accountant. Mr. Slotterback’s significant accounting and financial experience, as well as his familiarity with the Company and its operations, enable him to provide the board with important insight into the Company.

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

Matthew J. Finkbeiner has been the Chief Accounting Officer of our general partner since October 2015.  In addition, Mr. Finkbeiner has served as the Chief Accounting Officer of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s Chief Accounting Officer since October 2015. Mr. Finkbeiner has been the Chief Accounting Officer of Atlas Energy Group, Titan Energy, LLC’s predecessor’s general partner since October 2015.  Mr. Finkbeiner has held positions with Deloitte & Touche LLP, including Audit Senior Manager from September 2010 until joining us in October 2015, Audit Manager from September 2007 to September 2010, and Audit Senior/Staff from September 2002 until September 2007. While at Deloitte & Touche LLP, Mr. Finkbeiner managed audits for a diversified base of clients in the oil and gas industry, including master limited partnerships. Mr. Finkbeiner is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

           Because we did not have any securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2017, no persons were required to file forms or reports required by Section 16(a) of the Exchange Act during that period.

Committees of the Board of Directors of our General Partner

The standing committees of the board of directors of our general partner are the Audit Committee and Conflicts Committee.

Audit Committee. The Audit Committee’s duties include establishing the scope of, and overseeing, the annual audit. The Audit Committee provides assistance to the board of directors of our general partner in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements and our compliance with legal and regulatory requirements. The Audit Committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that our management and the board of directors of our general partner have established. In doing so, it is the responsibility of the Audit Committee to maintain free and open communication between the committee and the independent auditors, internal accounting function and our management. The members of the Audit Committee are Messrs. Bagnell, Kupfer and Jones. Mr. Jones serves as the chairman and has been determined by the board of directors of our general partner to be an “audit committee financial expert,” as defined by SEC rules.

Conflicts Committee. The Conflicts Committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest. The Conflicts Committee determines if the conflict of interest has been resolved in accordance with our partnership agreement. If we seek approval of a conflict of interest from our Conflicts Committee, it is presumed that in making its decision, the Conflicts Committee acted in good faith in the best interest of our company. All of the members of the Conflicts Committee meet the independence standards established by the NYSE and the board. The members of the Conflicts Committee are Messrs. Bagnell, Kupfer and Jones.

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

ITEM 11:	EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

For purposes of the following, the individuals listed below are collectively referred to as our “Named Executive Officers” or “NEOs.”

•	Edward E. Cohen, our Chairman of the Board and Chief Executive Officer;
•	Jeffrey M. Slotterback, our Chief Financial Officer;
•	Jonathan Z. Cohen, our Executive Vice Chairman of the Board
•	Daniel C. Herz, our President; and
•	Mark D. Schumacher, who served as our Executive Vice President of Operations through March 9, 2018.

We do not directly employ any of the persons responsible for managing our business. All of the executive officers that are responsible for managing our day-to-day affairs are also current officers of Atlas Energy Group or its affiliates, and therefore will have responsibilities for both us and Atlas Energy Group or such affiliate.

These executive officers devote as much time to the management of our business as is necessary for the proper conduct of our business and affairs. The amount of time that each of our executive officers devotes to our business is subject to change depending on our activities, the activities of Atlas Energy Group and its affiliates, and any acquisitions or dispositions made by us, Atlas Energy Group or its affiliates. Because the executive officers of our general partner are employees of Atlas Energy Group or its affiliates, compensation is determined and paid by Atlas Energy Group or the appropriate affiliate, and reimbursed by us to the extent determined by our general partner. The executive officers of our general partner, as well as the employees of Atlas Energy Group or its affiliates who provide services to us, may participate in employee benefit plans and arrangements sponsored by Atlas Energy Group, including plans that may be established in the future. Neither we nor our general partner have entered into any additional employment or benefit-related agreements with any of the individuals who provide executive officer services to us, and we do not anticipate entering into any such agreements in the near future. We have adopted a long-term incentive plan, but no grants may be made thereunder until a listing event occurs.

Responsibility and authority for compensation-related decisions for executive officers and other personnel that are employed by Atlas Energy Group or its affiliates reside with Atlas Energy Group or the appropriate affiliate. Atlas Energy Group has the ultimate decision-making authority with respect to the total compensation of its employees, including the individuals who serve as our executive officers, and with respect to the portion of that compensation that is allocated to us. Any such compensation decisions are not subject to any approval by the board of directors of our general partner. Although we bear an allocated portion of the costs of compensation and benefits provided to the Atlas Energy Group and/or Atlas Energy Group affiliate employees who serve as the executive officers of our general partner, we have no control over such costs. Each of these executive officers perform services for our general partner, as well as Atlas Energy Group and its affiliates.

SUMMARY COMPENSATION TABLE

				Stock awards ($)(1)
Name	Year	Salary ($)	Bonus ($)		Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)

Edward E. Cohen	2017	105,000	105,000	—	—	422(2)	210,422
	2016	140,000	—	334,000	94,000	30,177	598,177
	2015	95,000	—	1,607,500	60,000	422,687	2,185,187

Jeffrey M. Slotterback	2017	52,500	80,750	—	—	—	133,250
	2016	56,038	82,000	167,000	43,500	—	348,538
	2015	41,077	—	225,050	60,000	20,634	346,760

Daniel C. Herz	2017	75,000	75,000	—	—	35,041(3)	185,041
	2016	100,000	—	334,000	74,000	1,920	509,920
	2015	65,000	—	1,607,500	200,000	124,633	1,997,133

Jonathan Z. Cohen	2017	75,000	75,000	—	—	326,019(4)	476,019
	2016	100,000	—	334,000	74,000	64,248	572,248
	2015	83,462	—	1,607,500	50,000	421,238	2,162,199

Mark D. Schumacher	2017	56,250	98,250	—	—	1,440(5)	155,940
	2016	75,000	—	167,000	53,500	1,920	297,420
	2015	75,000	—	1,125,250	100,000	6,892	1,307,142

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

(2)	Includes our allocated portion of tax, title and insurance premiums for Mr. E. Cohen’s automobile.
(3)

Represents our allocated portion of (i) an automobile allowance and (ii) the distribution of proceeds from the Lightfoot transaction, comprising 10% of the amount Mr. J. Cohen had been originally entitled to receive pursuant to an agreement between the Company’s subsidiary and Mr. J. Cohen.

(4)	Represents our allocated portion paid to Mr. J. Cohen under the agreement relating to Lightfoot.
(5)	Represents our allocated portion of an automobile allowance.

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

Under each of the Atlas Employment Agreements, any payments or benefits payable to the executive will be cut back to the extent that such payments or benefits would result in the imposition of excise taxes under Section 4999 of the Internal Revenue Code, unless the executive would be better off on an after-tax basis receiving all such payments or benefits.

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

2017 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
Name	Number of Units that have not Vested	Market Value of Units that have not Vested

Daniel C. Herz	250,000(1)	12,500
	200,000(2)	10,000
Jeffrey M. Slotterback	35,000(3)	1,750
	100,000(4)	5,000
Edward E. Cohen	250,000(1)	12,500
	200,000(2)	10,000
Jonathan Z. Cohen	250,000(1)	12,500
	200,000(2)	10,000
Mark D. Schumacher	175,000(5)	8,750
	100,000(4)	5,000

_____________________

(1)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 165,000; 6/8/2018 - 85,000.
(2)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 66,000; 10/6/2018 - 66,000; 10/6/2019 - 68,000.
(3)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 23,100; 6/8/2018 - 11,900.
(4)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 33,000; 10/6/2018 - 33,000; 10/6/2019 - 34,000.
(5)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 115,500; 6/8/2018 - 59,500.

2017 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive contributions In the last FY ($)	Registrant contributions in the last FY ($)	Aggregate earnings in the last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate balance at last FYE ($)(1)

Edward E. Cohen	—	—	1,087	—	206,354(2)
Jonathan Z. Cohen	—	—	839	138,178	18,954

_____________________

(1)	Represents the portion of the balance attributable to us.
(2)	Subsequent to year end, Mr. E. Cohen received a distribution pursuant to his deferral election, of which $197,782 was attributable to us.

Effective July 1, 2011, Atlas Energy established the Excess 401(k) Plan, an unfunded nonqualified deferred compensation plan for certain highly compensated employees.  The Excess 401(k) Plan provides Messrs. E. and J. Cohen, the plan’s current participants, with the opportunity to defer, annually, the receipt of a portion of their compensation, and to permit them to designate investment indices for the purpose of crediting earnings and losses on any amounts deferred under the Excess 401(k) Plan.  Messrs. E. and J. Cohen may defer up to 10% of their total annual cash compensation (which means base salary and non-performance-based bonus) and up to 100% of all performance-based bonuses, and Atlas Energy Group is obligated to match such deferrals on a dollar-for-dollar basis (i.e., 100% of the deferral) up to a total of 50% of their base salary for any calendar year.  Effective July 2016, Atlas Energy suspended deferrals and allocations to the accounts.  Account balances remain payable as specified in original deferral elections.  The account is invested in a mutual fund and cash balances are invested daily in a money market account.  Atlas Energy established a “rabbi” trust to serve as the funding vehicle for the Excess 401(k) Plan and Atlas Energy Group will, not later than the last day of the first month of each calendar quarter, make contributions to the trust in the amount of the compensation deferred, along with the corresponding match, during the preceding calendar quarter.  Notwithstanding the establishment of the rabbi trust, Atlas Energy Group’s obligation to pay the amounts due under the Excess 401(k) Plan constitutes a general, unsecured obligation, payable out of its general assets, and Messrs. E. and J. Cohen do not have any rights to any specific asset of the Company.

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

The table above reflects salary and matching contribution costs allocated to us.

DIRECTOR COMPENSATION

The following table sets forth compensation for 2017 for our directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)	Total ($)
William R. Bagnell	89,130	—	—	89,130
William A. Karis	56,522	—	—	56,522
Joel R. Mesznik	56,522	—	—	56,522
Walter A. Jones	32,609	—	—	32,609
Jeffrey Kupfer	32,609	—	—	32,609

___________________

Director Compensation

Any member of the board of directors of our general partner who is also an employee of our general partner, Atlas Energy Group or their affiliates does not receive additional compensation for serving on the board of directors of our general partner.

Effective July 25, 2017, (i) Messrs. Karis and Mesznik stepped down as directors, (ii) Messrs. Jones and Kupfer were appointed to serve as directors; and (iii) the annual compensation for our non-employee directors was reduced to a $75,000 cash retainer from a $100,000 cash retainer.

Directors receive no meeting fees, but each director will be reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board or its committees.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of common units owned as of May 8, 2018 by (a) each of our general partner’s directors and named executive officers, (b) all of our general partner’s directors and executive officers as a group, and (c) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common units. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

	Common unit amount and nature of beneficial ownership	Percent of class
Beneficial owner
Directors (1)
Edward E. Cohen	30,000 (2)	*
Jonathan Z. Cohen	30,000 (3)	*
William Bagnell	—	—
Daniel C. Herz	15,000(4)	*
Walter C. Jones	—	—
Jeffrey F. Kupfer	—	—
Jeffrey M. Slotterback	—	—
Non-Director Named Executive Officers(1)
Mark D. Schumacher(5)	—(6)	—
All executive officers, directors and nominees as a group (10 persons)	80,000	*

*

The percentage of common units beneficially owned by each director or executive officer does not exceed one percent of the common units outstanding; and the percentage of common units beneficially owned by all directors and executive officers of our general partner, as a group, does not exceed one percent of the common units outstanding.

(1)	The business address for each director and executive officer is 1845 Walnut Street, 10th Floor, Philadelphia, PA 19103.
(2)	Mr. E. Cohen also holds a 4.85% interest in Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P.
(3)	Mr. J. Cohen also holds a 4.85% interest in Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P.
(4)	Mr. Herz also holds a 2.17% interest in Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P.
(5)	Mr. Schumacher is no longer an executive officer of us effective March 9, 2018.
(6)	Mr. Schumacher holds a 0.85% interest in Atlas Growth Partners GP, LLC, the general partner of Atlas Growth Partners, L.P.

The following table provides information with respect to the beneficial ownership of the common units of ATLS as of May 8, 2018 by each of our general partner’s directors and named executive officers and all of our general partner’s directors and executive officers as a group.

	Common unit amount and nature of beneficial ownership	Percent of class
Beneficial owner
Directors (1)
Edward E. Cohen	2,655,637(2)	8.23%
Jonathan Z. Cohen	2,609,823(3)	8.09%
William Bagnell	—	—
Daniel C. Herz	218,192(4)	*
Walter C. Jones	6,065	*
Jeffrey F. Kupfer	5,742	*
Jeffrey M. Slotterback	1,101	*
Named Executive Officers(1)
Mark D. Schumacher(5)	7,375	*
All executive officers, directors and nominees as a group (10 persons)	3,989,483(6)	12.48%

* Less than 1%

(1)	The business address for each director and executive officer is 1845 Walnut Street, 10th Floor, Philadelphia, PA 19103.
(2)

Includes (i) 13,125 common units held in an individual retirement account of Mr. E. Cohen’s spouse, (ii) 33,636 common units held in trust for the benefit of Mr. E. Cohen’s spouse and/or children; (iii) 1,372,366 common units held by a charitable foundation of which Mr. E. Cohen, his spouse and their children are among the trustees (the “Foundation”); (iv) 151,413 warrants to purchase an equivalent number of common units held by the Foundation; (v) 863,102 common units held by Solomon Investment Partnership, L.P. (the “Partnership”), of which Mr. E. Cohen and his spouse are the sole shareholders, officers and directors of the corporate general partner and are the sole partners of the Partnership; and (vi) 151,413 warrants to purchase an equivalent number of common units held by the Partnership. Mr. E. Cohen disclaims beneficial ownership of the units described in (i) and (ii) above. 1,557,415 of these common units are also included in the common units referred to in footnote 3 below.

(3)

Includes (i) 151,413 warrants to purchase an equivalent number of common units; (ii) 151,413 warrants to purchase an equivalent number of common units held by the Foundation; (iii) 33,636 common units held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary and (iv) 1,372,366 common units held by the Foundation. 1,557,415 of common units are also included in the common units referred to in footnote 2 above.

(4)	Includes 32,445 warrants to purchase an equivalent number of common units.
(5)	Mr. Schumacher is no longer employed by ATLS as of March 9, 2018.
(6)

This number has been adjusted to exclude 1,372,366 common units and 151,413 warrants to purchase common units which were included in both Mr. E. Cohen’s beneficial ownership amount and Mr. J. Cohen’s beneficial ownership amount.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Agreements

We and certain of our affiliates have entered from time to time into various documents and agreements. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.

We do not directly employ any persons to manage or operate our business. These functions are provided by our employees and affiliates. AGP GP receives an annual management fee in connection with managing us equivalent to 1% of capital contributions per annum. During the year ended December 31, 2017, we paid $2.3 million for this management fee. ATLS charges us direct costs, such as salary and wages, and allocates indirect costs to us, such as rent for offices, based on the number of its employees who devoted substantially all their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf (including costs incurred by Titan). We will reimburse all necessary and reasonable costs allocated by AGP GP.

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

Director Independence

The board of directors of our general partner consists of seven directors. The board of directors has determined that Messrs. Bagnell, Jones and Kupfer each satisfy the requirement for independence set out in the rules of the New York Stock Exchange and those set forth in Rule 10A-3(b)(1) of the Exchange Act. The board of directors has established a conflicts committee, which is composed of the independent directors, for purposes of reviewing potential conflicts of interest between us and our general partner.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2017 and 2016, the accounting fees and services charged by Grant Thornton, LLP, our independent auditors, were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Audit fees(1)	$165	$165
Audit-related fees(2)	—	—
Tax fees(3)	—	—
Total accounting fees and services	$165	$165

(1)

Represents the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton LLP principally for the audits of our annual financial statements, reviews of our quarterly financial information and reviews of documents filed with the SEC.

Audit Committee Pre-Approval Policies and Procedures

The audit committee of our general partner, on at least an annual basis, will review audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2017 and 2016.

PART IV

ITEM 15:	EXHIBITS
Exhibit No.	Description

1.1	Form of Soliciting Dealer Agreement (incorporated by reference to the registration statement on Form S-1 (File No. 333-207357) filed on January 11, 2016).

Exhibit No.	Description

2.1

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

2.2

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

2.3

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

10.5	Atlas Growth Partners, L.P. Distribution Reinvestment Plan (incorporated by reference to our Current Report on Form 8-K filed on April 6, 2016).

Exhibit No.	Description
21.1*	List of Subsidiaries of Atlas Growth Partners, L.P.

23.1*	Consent of Wright and Company, Inc.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

99.1*	Summary Reserve Report of Wright & Company, Inc.

101.INS*	XBRL Instance Document(1)

101.SCH*	XBRL Schema Document(1)

101.CAL*	XBRL Calculation Linkbase Document(1)

101.LAB*	XBRL Label Linkbase Document(1)

101.PRE*	XBRL Presentation Linkbase Document(1)

101.DEF*	XBRL Definition Linkbase Document(1)

*	Filed herewith
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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its general partner

Date: May 8, 2018	By:	/s/ Edward E. Cohen
Edward E. Cohen Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of May 8, 2018.

/s/ Edward E. Cohen	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
Edward E. Cohen

/s/ Jonathan Z. Cohen	Executive Vice Chairman of the Board
Jonathan Z. Cohen

/s/ Jeffrey M. Slotterback	Chief Financial Officer and Director (Principal Financial Officer)
Jeffrey M. Slotterback

/s/ Matthew J. Finkbeiner	Chief Accounting Officer (Principal Accounting Officer)
Matthew J. Finkbeiner

/s/ Daniel C. Herz	President and Director
Daniel C. Herz

/s/ William R. Bagnell	Director
William R. Bagnell

/s/ Jeffrey F. Kupfer	Director
Jeffrey F. Kupfer

/s/ Walter C. Jones	Director
Walter C. Jones