Form 10-Q
period 2018-06-30
Atlas Growth Partners, L.P.
filed 2018-08-17
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of outstanding common limited partner units of the registrant on August 15, 2018 was 23,300,410.

ATLAS GROWTH PARTNERS, L.P.

INDEX TO ANNUAL REPORT

ON FORM 10-Q

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	the suspension of our quarterly distribution;
•	our lack of ability to raise capital, in the capital markets or otherwise;
•	our ability to continue as a going concern;
•	our business and investment strategy;
•	our ability to make acquisitions and other investments in a timely manner on acceptable terms or at all;
•	our ability to obtain long-term financing for our property acquisitions and drilling activities in a timely manner;
•	the effect of general market, oil and gas market (including volatility of realized price for oil, natural gas and natural gas liquids), and economic and political conditions;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	our ability to generate sufficient cash flows to make distributions to our unitholders;
•	the degree and nature of our competition; and
•	the availability of qualified personnel at our general partner and Atlas Energy Group, LLC.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,351	$8,236
Accounts receivable	1,153	572
Total current assets	4,504	8,808
Property, plant and equipment, net	69,098	65,293
Other assets, net	93	118
Total assets	$73,695	$74,219
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$800	$332
Advances from affiliates	1,450	606
Current portion of derivative liability	646	497
Accrued well drilling and completion costs	98	—
Accrued liabilities	269	407
Total current liabilities	3,263	1,842
Asset retirement obligations and other	463	465
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(2,650)	(2,611)
Common limited partners’ interests	69,483	71,387
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	69,969	71,912
Total liabilities and partners’ capital	$73,695	$74,219

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017
Revenues:
Natural gas revenue	$65	$77	$101		$178
Oil revenue	2,787	1,723	4,417		3,908
NGLs revenue	119	74	223		184
Gain (loss) on mark-to-market derivatives	(292)	634	(578)		1,391
Total revenues	2,679	2,508	4,163		5,661
Costs and expenses:
Gas and oil production	986	501	1,442		1,453
General and administrative	164	296	288		493
General and administrative – affiliate	820	1,182	1,677		2,366
Depreciation, depletion and amortization	1,724	886	2,699		1,998
Total costs and expenses	3,694	2,865	6,106		6,310
Net loss	$(1,015)	$(357)	$(1,943	)$	(649)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(995)	$(350)	$(1,904	)$	(636)
General partner’s interest	(20)	(7)	(39)		(13)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.04)	$(0.02)	$(0.08	)$	(0.03)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300		23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at December 31, 2017	100	$(2,611)	23,300,410	$71,387	2,330,041	$3,136	$71,912
Net loss	—	(39)	—	(1,904)	—	—	(1,943)
Balance at June 30, 2018	100	$(2,650)	23,300,410	$69,483	2,330,041	$3,136	$69,969

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,943)	$(649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,699	1,998
(Gains) losses on derivatives	442	(1,130)
Amortization of deferred financing costs	25	27
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(874)	102
Advances to/from affiliates	844	(562)
Accounts payable and accrued liabilities	(51)	(245)
Net cash provided by (used in) operating activities	1,142	(459)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,027)	—
Net cash used in investing activities	(6,027)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	—	—
Net change in cash and cash equivalents	(4,885)	(459)
Cash and cash equivalents, beginning of year	8,236	8,586
Cash and cash equivalents, end of period	$3,351	$8,127

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

We are a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in South Texas. Our general partner, Atlas Growth Partners GP, LLC owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and controls us.

Atlas Energy Group, LLC (“ATLS”), a publicly traded Delaware limited liability company (OTCQB: ATLS), manages and controls us through its 2.1% limited partner interest in us and 80% member interest in our general partner. Current and former members of ATLS management own the remaining 20% member interest in our general partner.

In addition to its general and limited partner interest in us, ATLS also holds a Series A Preferred Share (which entitles it to receive 2% of distributions, subject to potential dilution in the event of future equity interests, and to appoint four of seven directors) in Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and NGLs, with operations in basins across the United States, and a general and limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our condensed consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our condensed consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, accruals for well drilling and completion costs, depletion of gas and oil properties, and fair value of derivative instruments. The oil and gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results may differ from those estimates.

Derivative Instruments

We enter into certain financial contracts to manage our exposure to movement in commodity prices. The derivative instruments recorded in the condensed consolidated balance sheets are measured as either an asset or liability at fair value. Changes in the fair value of derivative instruments are recognized in the current period within gain (loss) on mark-to-market derivatives in our condensed consolidated statements of operations.

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

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gains (losses) recognized on cash settlement	$4	$78	$(136)	$261
Changes in fair value on open derivative contracts	(296)	556	(442)	1,130
Gain (loss) on mark-to-market derivatives	$(292)	$634	$(578)	$1,391

As of June 30, 2018, we had commodity derivatives for 36,200 barrels at an average fixed price of $52.61 which mature throughout the remaining six months of 2018.  The fair value of our commodity derivatives was a liability of $0.6 million as of June 30, 2018.

Segment Reporting

We derive revenue from our gas and oil production. The production facilities associated with our oil and gas production have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014–09, Revenue from Contracts with Customers (“new revenue standard”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. The adoption of the new revenue standard did not have a material impact on our condensed consolidated financial statements and no cumulative effect adjustment was recorded to beginning partners’ capital. As a result of adopting the new revenue standard, we disaggregated our revenues by product type on our condensed consolidated statements of operations for all periods presented.

Oil, Natural Gas, and NGL Revenues

Our revenues are derived from the sale of oil, natural gas, and NGLs, which is recognized in the period that the performance obligations are satisfied. We generally consider the delivery of each unit (Bbl or MMBtu) to be separately identifiable and the delivery of each unit represents a distinct performance obligation that is satisfied at a point-in-time once control of the product has been transferred to the customer upon delivery to an agreed upon delivery point. Transfer of control typically occurs when the products are delivered to the purchaser, and title has transferred. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration we expect to receive in exchange for those products. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by us from a customer, are excluded from revenue. Payment is generally received one month after the sale has occurred.

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

Transaction Price Allocated to Remaining Performance Obligations

A significant number of our product sales are short-term in nature with contract terms of one year or less, though generally subject to customary evergreen clauses pursuant to which these contracts typically automatically renew under the same terms and conditions. For those contracts, we have utilized the practical expedient allowed in the new revenue standard that exempts us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $1.2 million and $0.6 million at June 30, 2018 and December 31, 2017, respectively.

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners (which is determined after the deduction of the general partner’s interest) by the weighted average number of common limited partner units outstanding during the period.

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(1,015)	$(357)	$(1,943)	$(649)
Less: General partner’s interest	(20)	(7)	(39)	(13)
Net loss attributable to common limited partners	$(995)	$(350)	$(1,904)	$(636)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of common units – basic	23,300	23,300	23,300	23,300
Add effect of dilutive awards(1)	—	—	—	—
Weighted average number of common units – diluted	23,300	23,300	23,300	23,300

(1)

For both the three and six months ended June 30, 2018 and 2017, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Natural gas and oil properties:
Proved properties	$154,192	$147,932
Support equipment and other	3,424	3,188
	157,616	151,120
Less – accumulated depreciation, depletion and amortization	(88,518)	(85,827)
	$69,098	$65,293

During the six months ended June 30, 2018, we recognized $0.1 million of non-cash investing activities capital expenditures, which were included within the changes in accounts payable and accrued liabilities on our condensed consolidated statement of cash flows. During the six months ended June 30, 2017, we did not have any non-cash investing activity capital expenditures.

NOTE 4 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan. Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum.  During both of the three months ended June 30, 2018 and 2017, we paid a management fee of $0.6 million to our general partner and during both of the six months ended June 30, 2018 and 2017 we paid a management fee of $1.1 million to our general partner. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, we had payables to ATLS of zero and $0.6 million, respectively, related to the management fee, direct costs and allocated indirect costs, which were recorded in advances from affiliates in the condensed consolidated balance sheets.

Relationship with Titan. At the direction of ATLS, we reimburse Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of June 30, 2018 and December 31, 2017, we had payables to Titan of $1.4 million and $0.1 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances from affiliates in the condensed consolidated balance sheets.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of June 30, 2018, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits to such executives. The agreements provide for severance payments under certain circumstances.

As of June 30, 2018, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of June 30, 2018 or December 31, 2017.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in South Texas. Our general partner, Atlas Growth Partners GP, LLC owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and controls us.

Atlas Energy Group, LLC (“ATLS”), a publicly traded Delaware limited liability company (OTCQB: ATLS), manages and controls us through its 2.1% limited partner interest in us and 80% member interest in our general partner. Current and former members of ATLS management own the remaining 20% member interest in our general partner.

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in South Texas generating stable cash flows, despite a significant decline in oil and natural gas prices.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  As June 30, 2018, we have $3.4 million of cash on our balance sheet and no long-term debt.

As of June 30, 2018, we deployed $6.0 million of cash on hand before June 30, 2018 and $0.8 million thereafter to drill and complete one Eagle Ford Shale well that turned in-line during May 2018. The well is expected to significantly increase our production and provide substantial cash flow. With this additional well, we have enhanced ability to generate positive cash flow from our operations, grow our cash balance, and take advantage of opportunities to drill new Eagle Ford Shale wells or take on other strategic initiatives and transactions should favorable conditions arise.

While we manage the company on a daily basis to optimize operating results, we also continue to explore ways to strategically grow and transform the company. Quarterly, we consider our ability to make distributions to unitholders; however, based on the company’s financial position and cash flows, we have not yet elected to resume making distributions following the suspension in November 2016. We continue to explore opportunities to drill additional wells across our Eagle Ford Shale locations.  Our ability to convert our locations into cash-flowing wells may be improved by raising additional capital, but we have limited avenues to do so at this time.  We continue to evaluate the most attractive way to accelerate growth of our portfolio and drive value to all of our equity holders.  We will continue to vigorously pursue all options to maximize returns to our investors.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by key trends in natural gas and oil production markets. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Throughout 2017 and 2018, the natural gas, oil and natural gas liquids commodity price markets have been marked by volatility. While we anticipate high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves. The economics of drilling new oil wells across our acreage position in the Eagle Ford Shale in South Texas have improved substantially over the last twelve months, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. We have established production positions in the following areas:

•	the Eagle Ford Shale in South Texas, an oil-rich area, in which we acquired acreage in November 2014, where we derive over 96% of our production volumes and revenues;
•	the Marble Falls play in the Fort Worth Basin in northern Texas, in which we own acreage and producing wells, which contains liquids-rich natural gas and oil; and
•	the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area.

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross wells drilled(1)	—	—	1	—
Net wells drilled(1)	—	—	1	—
Gross wells turned in line(2)	1	—	1	—
Net wells turned in line(2)	1	—	1	—

(1)	There were no exploratory wells drilled during each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total production volumes per day:(1)
Natural gas (Boed)	52	50	48	54
Oil (Bpd)	450	401	365	443
NGLs (Bpd)	57	52	53	56
Total (Boed)	560	502	466	553
Total production volumes:(1)
Natural gas (MBoe)	5	5	9	10
Oil (MBbls)	41	36	66	80
NGLs (MBbls)	5	5	10	10
Total (MBoe)	51	46	84	100

(1)

“MBbls” represents one thousand barrels; “Boe” and “MBoe” represent barrel equivalent and one thousand barrel equivalents; “Boed” represents barrels per day; “and “Bbls” and “Bpd” represent barrels and barrels per day. Mcfe are converted to barrels using the ratio of approximately 6 Mcf to one barrel.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Production revenues (in thousands):
Natural gas revenue	$65	$77	$101	$178
Oil revenue	2,787	1,723	4,417	3,908
NGLs revenue	119	74	223	184
Total production revenues	$2,971	$1,874	$4,741	$4,270
Average sales price, unhedged:
Natural gas (per Mcf)	$2.27	$2.85	$1.93	$3.02
Oil (per Bbl)	$68.08	$47.25	$66.87	$48.76
NGLs (per Bbl)	$22.83	$15.63	$23.17	$18.25

Total Gas and Oil Costs (in thousands)	$986	$501	$1,442	$1,453

Total Production costs (per Boe):
Lease operating expenses	$15.26	$7.61	$13.19	$11.17
Production taxes	3.53	3.33	3.47	3.02
Transportation and compression	0.16	—	0.18	0.34
Total production costs per Boe	$18.95	$10.94	$16.84	$14.52

Our gas and oil production revenues were higher in the current quarter as compared to the prior year period due to a $1.0 million increase related to production from an additional well turned in line during May 2018 and a $0.6 million increase due to higher realized average oil sales prices, partially offset by a $0.5 million decrease in production volumes from existing wells. Our gas and oil production revenues were higher in the six months ended June 30, 2018 as compared to the prior year period due to a $1.0 million increase related to production from an additional well turned in line during May 2018 and a $1.0 million increase due to higher realized oil average sales prices, partially offset by a $1.4 million decrease in oil production volumes from existing wells and a $0.1 million decrease in gas prices.

Our gas and oil production costs were higher in the current quarter due to a $0.4 million increase in production costs in the Eagle Ford Shale due to our well that turned in-line during May 2018.

OTHER REVENUES AND EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Other Revenues
Gain (loss) on mark-to-market derivatives	$(292)	$634	$(578)	$1,391

Other Expenses
General and administrative	$984	$1,478	$1,965	$2,859
Depreciation, depletion and amortization	1,724	886	2,699	1,998

Gain (loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized gains/(losses) during the three and six months ended June 30, 2018 and 2017 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end.

General and Administrative Expenses. The decrease in general and administrative expenses for the current quarter and the six months ended June 30, 2018 as compared to the prior year periods was due to decreases of $0.5 million and $0.9 million, respectively, in salaries, wages and other corporate activity costs allocated to us as a result of lower corporate activities.

Depreciation, Depletion and Amortization. The increase in depreciation, depletion and amortization for the current period and the six months ended June 30, 2018 as compared to the prior year periods was due to an $0.8 million and $0.7 million increase, respectively, in our depletion expense in the Eagle Ford Shale due to the additional well that turned in-line in May 2018.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund our operations through cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas remain volatile but have improved during 2017 and through the second quarter of 2018 as compared to prior years.

As of June 30, 2018, we have $3.4 million of cash on our balance sheet and no long-term debt.

Cash Flows

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,142	$(459)
Net cash used in investing activities	(6,027)	—
Net cash used in financing activities	—	—

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Cash Flows from Operating Activities:

The change in cash flows provided by (used in) operating activities compared with the prior period was due to:

•

an increase of $1.4 million net cash provided by advances from affiliates related to the direct costs, indirect cost allocation,  and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures; and

•

an increase of $0.8 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses; partially offset by

•	an increase of $0.6 million net cash used in operating activities related to cash settlement payments on our commodity derivative contracts.

Cash Flows from Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to an increase of $6.0 million in capital expenditures related to our development activities as we began drilling in the first quarter of 2018.

Capital Requirements

During the six months ended June 30, 2018, our capital expenditures were $6.0 million, related to our well drilling and completion costs. As of June 30, 2018, we had $0.1 million in accrued liabilities for our drilling and completion and capital expenditures.

The capital expenditures of our natural gas and oil production assets primarily consist of discretionary expenditures to maintain or increase production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2019. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ending June 30, 2019 of $0.6 million.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years.

As of June 30, 2018, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2018(2)	36,200	$52.61	X

(1)“Bbl” represents barrels.

(2)The production volumes for 2018 include the remaining six months of 2018 beginning July 1, 2018.

ITEM 4:	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: August 17, 2018	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Date: August 17, 2018	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer

Date: August 17, 2018	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer