Form 10-Q
period 2018-09-30
Atlas Growth Partners, L.P.
filed 2018-11-19
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding common limited partner units of the registrant on November 16, 2018 was 23,300,410.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,480	$8,236
Accounts receivable	870	572
Advances to affiliates	459	—
Total current assets	3,809	8,808
Property, plant and equipment, net	68,199	65,293
Other assets, net	80	118
Total assets	$72,088	$74,219
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$830	$332
Advances from affiliates	—	606
Current portion of derivative liability	361	497
Accrued liabilities	291	407
Total current liabilities	1,482	1,842
Asset retirement obligations and other	464	465
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(2,646)	(2,611)
Common limited partners’ interests	69,652	71,387
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	70,142	71,912
Total liabilities and partners’ capital	$72,088	$74,219

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Revenues:
Natural gas revenue	$51	$74	$152		$252
Oil revenue	2,849	1,559	7,266		5,467
NGLs revenue	161	98	384		282
Gain (loss) on mark-to-market derivatives	(26)	(449)	(604)		942
Total revenues	3,035	1,282	7,198		6,943
Costs and expenses:
Gas and oil production	663	476	2,105		1,929
General and administrative	113	159	401		653
General and administrative – affiliate	812	883	2,489		3,248
Depreciation, depletion and amortization	1,274	825	3,973		2,823
Total costs and expenses	2,862	2,343	8,968		8,653
Net income (loss)	$173	$(1,061)	$(1,770	)$	(1,710)
Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$169	$(1,040)	$(1,735	)$	(1,676)
General partner’s interest	4	(21)	(35)		(34)
Net income (loss) attributable to common limited partners per unit:
Basic and Diluted	$0.01	$(0.04)	$(0.07	)$	(0.07)
Weighted average common limited partner units outstanding:
Basic	23,300	23,300	23,300		23,300
Diluted	25,630	23,300	23,300		23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2018	100	$(2,611)	23,300,410	$71,387	2,330,041	$3,136	$71,912
Net loss	—	(19)	—	(909)	—	—	(928)
Balance at March 31, 2018	100	(2,630)	23,300,410	70,478	2,330,041	3,136	70,984
Net loss	—	(20)	—	(995)	—	—	(1,015)
Balance at June 30, 2018	100	(2,650)	23,300,410	69,483	2,330,041	3,136	69,969
Net income	—	4	—	169	—	—	173
Balance at September 30, 2018	100	$(2,646)	23,300,410	$69,652	2,330,041	$3,136	$70,142

Balance at January 1, 2017	100	$(2,553)	23,300,410	$74,226	2,330,041	$3,136	$74,809
Net loss	—	(6)	—	(286)	—	—	(292)
Balance at March 31, 2017	100	(2,559)	23,300,410	73,940	2,330,041	3,136	74,517
Net loss	—	(7)	—	(350)	—	—	(357)
Balance at June 30, 2017	100	(2,566)	23,300,410	73,590	2,330,041	3,136	74,160
Net loss	—	(21)	—	(1,040)	—	—	(1,061)
Balance at September 30, 2017	100	$(2,587)	23,300,410	$72,550	2,330,041	$3,136	$73,099

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,770)	$(1,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	3,973	2,823
(Gains) losses on derivatives	271	(453)
Amortization of deferred financing costs	38	38
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(705)	27
Advances to/from affiliates	(1,065)	(651)
Accounts payable and accrued liabilities	294	(577)
Net cash provided by (used in) operating activities	1,036	(503)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,792)	—
Net cash used in investing activities	(6,792)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	—	—
Net change in cash and cash equivalents	(5,756)	(503)
Cash and cash equivalents, beginning of year	8,236	8,586
Cash and cash equivalents, end of period	$2,480	$8,083

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

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gains (losses) recognized on cash settlement	$44	$(53)	$(333)	$489
Changes in fair value on open derivative contracts	(70)	(396)	(271)	453
Gain (loss) on mark-to-market derivatives	$(26)	$(449)	$(604)	$942

As of September 30, 2018, we had commodity derivatives for 17,900 barrels at an average fixed price of $52.66 which mature throughout the remaining three months of 2018.  The fair value of our commodity derivatives resulted in a liability of $0.4 million as of September 30, 2018.

Segment Reporting

We derive revenue from our gas and oil production. The production facilities associated with our oil and gas production have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014–09, Revenue from Contracts with Customers (the “new revenue standard”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. The adoption of the new revenue standard did not have a material impact on our condensed consolidated financial statements and no cumulative effect adjustment was recorded to beginning partners’ capital. As a result of adopting the new revenue standard, we disaggregated our revenues by product type on our condensed consolidated statements of operations for all periods presented.

Oil, Natural Gas, and NGL Revenues

Our revenues are derived from the sale of oil, natural gas, and NGLs, which is recognized in the period that the performance obligations are satisfied. We generally consider the delivery of each unit (Bbl or MMBtu) to be separately identifiable and the delivery of each unit represents a distinct performance obligation that is satisfied at a point-in-time once control of the product has been transferred to the customer upon delivery to an agreed upon delivery point. Transfer of control typically occurs when the products are delivered to the purchaser and title has transferred. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration we expect to receive in exchange for those products. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by us from a customer, are excluded from revenue. Payment is generally received one month after the sale has occurred.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.9 million and $0.6 million at September 30, 2018 and December 31, 2017, respectively.

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners (which is determined after the deduction of the general partner’s interest) by the weighted average number of common limited partner units outstanding during the period.

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2018	2017	2018	2017
Net income (loss)	$173	$(1,061)	$(1,770)	$(1,710)
Less: General partner’s interest	(4)	21	35	34
Net income (loss) attributable to common limited partners	$169	$(1,040)	$(1,735)	$(1,676)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of common units – basic	23,300	23,300	23,300	23,300
Add effect of dilutive awards(1)	2,330	—	—	—
Weighted average number of common units – diluted	25,630	23,300	23,300	23,300

(1)

For the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive. For the three months ended September 30, 2018, units issuable upon the exercise of the warrants are included in the computation of diluted earnings attributable to common limited partners per unit because the exercise of such warrants would have been dilutive given our net income for the period.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. The updated guidance is effective for us as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented. In January 2018, the FASB issued additional amendments to provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for under current leasing guidance. An entity that elects this practical expedient should evaluate new or modified land easements beginning at the date of adoption. We do not currently account for any land easements under the current leasing guidance and plan to utilize this practical expedient in conjunction with the adoption of the updated accounting guidance related to leases. We are currently in the process of determining the impact that the updated accounting guidance will have on our condensed consolidated financial statements and will continue to monitor relevant industry guidance regarding the implementation of the standard.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Natural gas and oil properties:
Proved properties	$154,803	$147,932
Support equipment and other	3,188	3,188
	157,991	151,120
Less – accumulated depreciation, depletion and amortization	(89,792)	(85,827)
	$68,199	$65,293

During the nine months ended September 30, 2018, we deployed $6.8 million of cash on hand to drill and complete one Eagle Ford Shale well that turned in-line in May 2018. During the nine months ended September 30, 2018 and 2017, we did not have any material non-cash investing activity capital expenditures.

NOTE 4 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum.  During both of the three months ended September 30, 2018 and 2017, we paid a management fee of $0.6 million to our general partner; during both of the nine months ended September 30, 2018 and 2017 we paid a management fee of $1.7 million to our general partner. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, we had payables to ATLS of zero and $0.6 million, respectively, related to the management fee, direct costs and allocated indirect costs, which were recorded in advances from affiliates in the condensed consolidated balance sheets.

Relationship with Titan. At the direction of ATLS, we reimburse Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of September 30, 2018 and December 31, 2017, we had receivables from Titan of $0.5 million and payables to Titan of $0.1 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the condensed consolidated balance sheets.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of September 30, 2018, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits to such executives. The agreements provide for severance payments under certain circumstances.

As of September 30, 2018, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of September 30, 2018 or December 31, 2017.

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

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in South Texas generating stable cash flows, despite a significant decline in oil and natural gas prices.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  As September 30, 2018, we have $2.5 million of cash on our balance sheet and no long-term debt.

During the nine months ended September 30, 2018, we deployed $6.8 million of cash on hand to drill and complete one Eagle Ford Shale well that turned in-line during May 2018. The well is expected to significantly increase our production and provide substantial cash flow. With this additional well, we have enhanced ability to generate positive cash flow from our operations, grow our cash balance, and take advantage of opportunities to drill new Eagle Ford Shale wells or take on other strategic initiatives and transactions should favorable conditions arise.

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

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross wells drilled(1)	—	—	1	—
Net wells drilled(1)	—	—	1	—
Gross wells turned in line(2)	—	—	1	—
Net wells turned in line(2)	—	—	1	—

(1)	There were no exploratory wells drilled during each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total production volumes per day:(1)
Natural gas (Boed)	54	50	50	53
Oil (Bpd)	431	359	387	415
NGLs (Bpd)	62	52	56	55
Total (Boed)	548	462	494	522
Total production volumes:(1)
Natural gas (MBoe)	5	5	14	14
Oil (MBbls)	40	33	105	113
NGLs (MBbls)	6	5	15	15
Total (MBoe)	50	43	135	143

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Production revenues (in thousands):
Natural gas revenue	$51	$74	$152	$252
Oil revenue	2,849	1,559	7,266	5,467
NGLs revenue	161	98	384	282
Total production revenues	$3,061	$1,731	$7,802	$6,001
Average sales price, unhedged:
Natural gas (per Mcf)	$1.74	$2.69	$1.86	$2.92
Oil (per Bbl)	$70.93	$47.16	$68.40	$48.30
NGLs (per Bbl)	$28.41	$20.30	$25.13	$18.79

Total Gas and Oil Costs (in thousands)	$663	$476	$2,105	$1,929

Total Production costs (per Boe):
Lease operating expenses	$9.43	$7.98	$11.77	$10.22
Production taxes	3.14	3.54	3.35	3.10
Transportation and compression	0.34	0.35	0.24	0.34
Total production costs per Boe	$12.90	$11.87	$15.36	$13.65

Our gas and oil production revenues were higher in the current quarter as compared to the prior year period due to a $1.1 million increase related to production from an additional well turned in line during May 2018, a $0.5 million increase due to higher realized average oil sales prices and a $0.1 million increase in natural gas liquids prices, partially offset by a $0.4 million decrease in oil production volumes from existing wells. Our gas and oil production revenues were higher in the nine months ended September 30, 2018 as compared to the prior year period due to a $2.1 million increase related to production from an additional well turned in line during May 2018, a $1.5 million increase due to higher realized oil average sales prices and a $0.1 million increase in natural gas liquids prices, partially offset by a $1.8 million decrease in oil production volumes from existing wells and a $0.1 million decrease in gas prices.

Our gas and oil production costs were higher in the current quarter and nine months ended September 30, 2018 compared to the corresponding periods from the prior year due to a $0.2 million increase in production costs in the Eagle Ford Shale due to our well that turned in-line during May 2018.

OTHER REVENUES AND EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Other Revenues
Gain (loss) on mark-to-market derivatives	$(26)	$(449)	$(604)	$942

Other Expenses
General and administrative	$925	$1,042	$2,890	$3,901
Depreciation, depletion and amortization	1,274	825	3,973	2,823

Gain (loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized gains/(losses) during the three and nine months ended September 30, 2018 and 2017 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end.

General and Administrative Expenses. The decrease in general and administrative expenses for the current quarter and the nine months ended September 30, 2018 as compared to the prior year periods was due to decreases of $0.1 million and $1.0 million, respectively, in salaries, wages and other corporate activity costs allocated to us as a result of lower corporate activities.

Depreciation, Depletion and Amortization. The increase in depreciation, depletion and amortization for the current period and the nine months ended September 30, 2018 as compared to the prior year periods was due to a $0.4 million and $1.2 million increase, respectively, in our depletion expense in the Eagle Ford Shale due to the additional well that turned in-line in May 2018.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently fund our operations through cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas remain volatile but have improved during 2018 as compared to the prior year.

As of September 30, 2018, we have $2.5 million of cash on our balance sheet and no long-term debt.

Cash Flows

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,036	$(503)
Net cash used in investing activities	(6,792)	—
Net cash used in financing activities	—	—

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Cash Flows from Operating Activities:

The change in cash flows provided by (used in) operating activities compared with the prior period was due to:

•

an increase of $3.0 million net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses; partially offset by

•

an increase of $0.4 million net cash used in operating activities from advances from affiliates related to the direct costs, indirect cost allocation,  and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures; and

•	an increase of $1.1 million net cash used in operating activities related to cash settlement payments on our commodity derivative contracts.

Cash Flows from Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to an increase of $6.8 million in capital expenditures related to our development activities as we drilled and brought in line a well in the Eagle Ford Shale during May 2018.

Capital Requirements

During the nine months ended September 30, 2018, our capital expenditures were $6.8 million, related to our well drilling and completion costs. As of September 30, 2018, we did not have any material accrued well drilling and completion and capital expenditures.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2019. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our net income for the twelve-month period ending September 30, 2019 of $0.7 million.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years.

As of September 30, 2018, we had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2018(2)	17,900	$52.66	X

(1)“Bbl” represents barrels.

(2)The production volumes for 2018 include the remaining three months of 2018 beginning October 1, 2018.

ITEM 4:	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2018.

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: November 19, 2018	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Date: November 19, 2018	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer

Date: November 19, 2018	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer