Form 10-K
period 2018-12-31
Atlas Growth Partners, L.P.
filed 2019-04-16
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s commons units were not publicly traded. Accordingly, there was no market value for the registrant’s common units on such date.

The number of outstanding common limited partner units of the registrant on April 15, 2019 was 23,300,410.

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

gross acres or gross wells. A gross well or gross acre in which we own a working interest.

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

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to obtain long-term financing for our property acquisitions and drilling activities in a timely manner;
•	the suspension of our quarterly distribution;
•	our lack of ability to raise capital, in the capital markets or otherwise;
•	our ability to continue as a going concern;
•	our business and investment strategy;
•	the effect of general market, oil and gas market (including volatility of realized price for oil, natural gas and natural gas liquids), and economic and political conditions;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	our ability to generate sufficient cash flows to re-start distributions to our unitholders;
•	the degree and nature of our competition; and
•	the availability of qualified personnel at our general partner and Atlas Energy Group, LLC.

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

Atlas Energy Group, LLC (“ATLS”), a Delaware limited liability company, manages and controls us through its 2.1% limited partner interest in us and 80% member interest in our general partner. Current and former members of ATLS management own the remaining 20% member interest in our general partner.

Management Overview and Outlook

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas generating stable cash flows, despite a significant decline in oil and natural gas prices.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  As of December 31, 2018, we have $3.5 million of cash on our balance sheet and no debt. Our general and administrative expenses decreased $1.0 million to $3.9 million for the year ended December 31, 2018 from $4.9 million for the year ended December 31, 2017.

In 2018, we deployed $6.9 million of cash on hand to drill and complete one Eagle Ford Shale well, which turned in-line during the second quarter of 2018. The well has increased our production, and provided additional cash flow to our business. With this additional well, we have enhanced ability to generate positive cash flow from our operations, grow our cash balance, and take advantage of opportunities to drill new Eagle Ford Shale wells or take on other strategic initiatives and transactions should favorable conditions arise.

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

Geographic and Geologic Overview

Through December 31, 2018, our production positions were in the following areas:

Eagle Ford. The Eagle Ford Shale is an Upper Cretaceous-age formation that is prospective for horizontal drilling in approximately 26 counties across south Texas. Target vertical depths range from 4,000 to some 11,000+ feet with thickness from 40 to over 400 feet. The Eagle Ford formation is considered to be the primary source rock for many conventional oil and gas fields including the prolific East Texas Oil Field, one of the largest oil fields in the contiguous United States. We acquired our Eagle Ford position through a series of acquisitions in 2014 and 2015 for approximately $100 million. We estimate 26 Bcfe of total proved reserves for our Eagle Ford position, of which 90% are oil. Over 91% of our production volumes and 95% of our revenues are derived from our Eagle Ford operations.

Marble Falls. The Marble Falls play is Pennsylvanian-age formation located above the Barnett Shale and beneath the Atoka at depths of approximately 5,500 feet and ranges in thickness from 50 and 500 feet. In January 2019, we sold our Marble Falls position for a nominal amount after customary purchase price adjustments.

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

	December 31,
	2018	2017
Unadjusted Prices
Natural gas (per MMBtu)	$3.10	$2.98
Oil (per Bbl)	$65.56	$51.34
Natural gas liquids (per Bbl)	$25.57	$20.33
Average Realized Prices, Before Hedge
Natural gas (per Mcf)	$2.03	$2.83
Oil (per Bbl)	$67.13	$51.97
Natural gas liquids (per Bbl)	$24.26	$20.19

	December 31,
	2018	2017
Proved reserves:
Natural gas reserves (MMcf):
Proved developed reserves	292	613
Proved undeveloped reserves	810	1,253
Total proved reserves of natural gas	1,102	1,866
Oil reserves (MBbl):
Proved developed reserves	676	788
Proved undeveloped reserves	3,191	3,687
Total proved reserves of oil	3,867	4,475
NGL reserves (MBbl):
Proved developed reserves	69	121
Proved undeveloped reserves	190	295
Total proved reserves of NGL	259	416
Total proved reserves (MMcfe)	25,857	31,213
Standardized measure of discounted future cash flows (in thousands)	$51,715	$40,449

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

Proved Undeveloped Reserves (“PUDs”)

PUD Locations. As of December 31, 2018, we had 12 PUD locations totaling approximately 21 net Bcfe’s of natural gas, oil and NGLs. These PUDs are based on the definition of PUDs in accordance with the SEC’s rules allowing the use of techniques that have been proven effective through documented evidence, such as actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

Material changes in PUDs. As of January 1, 2018, we had 10 PUD locations totaling approximately 25 net Bcfe’s of natural gas, oil, and NGLs.  Material changes in PUDs that occurred during the year ended December 31, 2018 were due to updated type curves based on well results located closer to our Eagle Ford positions, resulting in negative revisions of approximately 6 Bcfe, partially offset by the addition of 2 PUD locations resulting from our well drilled during the year and favorable pricing, resulting in positive revisions of approximately 2 Bcfe.

Development Costs. There were $6.9 million of costs incurred for the development of PUDs for the year ended December 31, 2018. As of December 31, 2018, there were no PUDs that had remained undeveloped for five years or more.  The proved undeveloped reserves disclosed at December 31, 2018 are included within our five-year development plan and are expected to be developed within five years of the initial disclosure.

Productive Wells

The following table sets forth information regarding productive natural gas and oil wells in which we have a working interest as of December 31, 2018. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have an interest directly and net wells are the sum of our fractional working interests in gross wells:

	Number of productive wells(1)
	Gross	Net
Gas wells(2)	13	8
Oil wells(3)	13	10
Total	26	18

(1)	There were no exploratory wells drilled in any of our operating areas. There were no gross or net dry wells within any of our operating areas.
(2)	11 gross gas wells are in our Marble Falls position and 2 gross gas wells are in our Mississippi Lime position.
(3)	11 gross oil wells are in our Eagle Ford position and 2 gross oil wells are in our Marble Falls position.

Developed and Undeveloped Acreage

The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of December 31, 2018:

	Developed acreage (1)		Undeveloped acreage(2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
Texas	4,289	4,266	—	—
Oklahoma	76	9	—	—
Total	4,365	4,275	—	—

(1)	Developed acres are acres spaced or assigned to productive wells.
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

The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have primary terms that vary from less than one year to two years with options to extend. There were no concessions for undeveloped acreage as of December 31, 2018. As of December 31, 2018, there were no leases set to expire on or before December 31, 2019 and 2020.

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

Drilling Activities

Our drilling activities are conducted mostly on undeveloped acreage. There were no gross or net dry wells drilled during the periods presented below. The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Gross wells drilled(1)	1	—	—
Net wells drilled(1)	1	—	—
Gross wells turned in line (2)	1	—	2
Net wells turned in line(2)	1	—	2

(1)	There were no exploratory wells drilled for each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system. The wells turned in line were in our Eagle Ford position.

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

In 2018, we deployed $6.9 million of cash on hand to drill and complete one Eagle Ford Shale well, which turned in-line during the second quarter of 2018.

Natural Gas and Oil Leases

The typical oil and gas lease agreement provides for the payment of a percentage of the proceeds, known as a royalty, to the mineral owner(s) for all natural gas, oil and other hydrocarbons produced from any well(s) drilled on the leased premises. In Oklahoma (Mississippi Lime play) and Texas (Eagle Ford Shale play), both states where we have acquired acreage positions, royalties are commonly in the 15-25% range, resulting in net revenue interests to us in the 75-85% range.

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

For the year ended December 31, 2018, Shell Trading Co individually accounted for approximately 91% of our total natural gas, crude oil and NGLs production revenue with no other single customer accounting for more than 10% for this period, excluding the impact of all financial derivative activity.

Oil Hedging

We may seek to provide greater stability in our cash flows through the use of financial hedges for our oil production. The financial hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures and options contracts with qualified counterparties. Financial hedges are contracts between ourselves and counterparties and do not require physical delivery of hydrocarbons. Financial hedges allow us to mitigate hydrocarbon price risk, and cash is settled to the extent there is a price difference between the hedge price and the actual NYMEX settlement price. Settlement typically occurs on a monthly basis, at the time in the future dictated within the hedge contract. Financial hedges executed in accordance with our secured credit facility do not require cash margin and are secured by our natural gas and oil properties. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, we have a management committee to assure that all financial trading is done in compliance with our hedging policies and procedures. We do not intend to contract for positions that we cannot offset with actual production. As of December 31, 2018, we do not hold any derivative contract positions.

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

Marble Falls production in Texas was gathered/processed by a variety of companies depending on the location of the production. As in the case of Mississippi Lime production, either a fee was charged for the gathering activity alone, or a gatherer/processor may have provided a combination of services to include processing, fractionation and/or compression. In some instances, the market to which the gas was sold deducted the third-party gathering fees from the proceeds payable and paid the third-party gatherers directly.

Mississippi Lime production is currently gathered and processed by SemGas and plant products including gas and NGLs are sold to SemGas. SemGas returns 95 percent of the proceeds from the revenues it receives to us from the sale of gas and NGLs. The remaining 5% and a $0.3276 MMBtu gathering fee are paid to SemGas for all services provided.

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

Hydraulic Fracturing.  In recent years, federal, state, and local scrutiny of hydraulic fracturing has increased.  Regulation of the practice remains largely the province of state governments, except for a few federal initiatives proposing disclosure of hydraulic fracturing chemicals, establishing effluent limitations produced water must meet before being discharged to a publicly owned treatment plant, and imposing conditions fracturing operations on federal lands.  This last initiative, under the Bureau of Land Management’s (BLM) jurisdiction, has been hotly contested.  In September 2018, BLM finalized a new rule.  Court challenges remain pending, however, and there remains uncertainty regarding the final outcome.  In December 2016, the prior Administration released the final report of its study of the impacts of hydraulic fracturing on drinking water in the U.S., finding that the hydraulic fracturing water cycle can impact drinking water resources under some circumstances.  At the time, this study was expected to provide some impetus to federal regulation of the management of hydraulic fracturing fluids and wastewater. With the change of Administration, interest in federal regulation waned, so regulation remains chiefly in the purview of the States.  While we do not currently expect new federal regulations to be adopted, if they were, they could increase our cost to operate.

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

States are also proposing increasingly stringent requirements for air pollution control and permitting for well sites and compressor stations. States in which air emissions from oil and natural gas operations, including well sites, compressor stations, and pipelines are a substantial contributor to air pollution have adopted comprehensive air emissions permitting regimes.

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

On March 28, 2017, President Trump issued an Executive Order on Promoting Energy Independence and Economic Growth explaining how his Administration would withdraw, rescind, revisit, or revise virtually every element the Obama Administration’s program for reducing greenhouse gas emissions. Under the Executive Order, some actions had immediate effect.  Other actions, including those most directly affecting our operations and the overall consumption of fossil fuels, will be the subject of potentially lengthy notice-and-comment rule-making.  With respect to rules more directly applicable to the types of operations we conduct, federal agencies have begun the rule-making as directed by the Executive Order.  Initial efforts to revise or rescind 2015 methane emissions standards for new or modified wells were invalidated by the courts but corrective rule-making initiated, with U.S. EPA proposing additional amendments to the rule in the fall of 2018.  As described in connection with the foregoing discussion of federal regulation of hydraulic fracturing operations, a similar pattern of court rejection of initial efforts followed by rehabilitative rule-making has occurred. With respect to rules of greater applicability affecting overall consumption of fossil fuels, federal agencies have also initiated rule-making to give effect to the Executive Order.  The most sweeping action was the proposed replacement of the 2015 Clean Power Plan – the rule aimed at reducing greenhouse gas emissions from existing power plants by one-third (compared to 2005 levels).  In August 2018, U.S. EPA proposed the Affordable Clean Energy (ACE) Rule to replace the Clean Power Plan.

While we generally foresee a less stringent approach to the regulation of greenhouse gases, undoing the prior Administration’s greenhouse gas emissions regulations will necessarily involve lengthy notice-and-comment rulemaking, and the resulting decisions may then be subject to litigation by those opposed to rescinding the prior Administration’s regulations.  It could be several years before the precise regulatory framework is known.  Opponents of the rescissions, including states and environmental groups, may then decide to sue large sources of greenhouse gas emissions for the alleged nuisance created by such emissions.  In 2011, the Supreme Court held that federal common law nuisance claims were displaced by the EPA’s authority to regulate greenhouse gas emissions from large sources of emissions. If the Administration fails to pursue regulation of emissions from such sources or takes the position that it has no authority to do regulate their emissions, then it is possible that a court would find common law nuisance claims are no longer displaced.  In light of EPA’s ACE rule proposal, the revival of public nuisance litigation may be less likely.

Although further regulation of greenhouse gas emissions from our operations may stall at the federal level, it is possible that, in the absence of federal regulation, states may pursue additional regulation of our operations, including restrictions on new and existing wells and fracturing operations, as many states already have done.

Waste Handling. The Solid Waste Disposal Act, including the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. With authority granted by federal EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of crude oil and natural gas constitute “solid wastes,” which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous in the future. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as “solid waste.” The transportation of natural gas in pipelines may also generate some “hazardous wastes” that are subject to RCRA or comparable state law requirements.  While we believe that compliance with the requirements of RCRA and related state and local laws and regulations has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities. More stringent regulation of natural gas and oil exploration and production wastes could increase the costs to manage and dispose of such wastes.

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

OSHA and Chemical Reporting Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes.  Portions of OSHA’s Respirable Crystalline Silica rule that apply to hydraulic fracturing became effective in June 2018, with additional engineering controls becoming effective in 2021.  While we believe we comply with the portions of the rule that became effective this past June, we believe on-going compliance obligations could impose significant additional costs.  The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.  If the sectors to which community-right-to-know or similar chemical inventory reporting are expanded, our regulatory burden could increase.  While we believe that compliance with these applicable requirements and with other OSHA and comparable requirements has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities.

Hydrogen Sulfide. Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans and can result in death. We conduct our natural gas extraction activities in certain formations where hydrogen sulfide may be, or is known to be, present. We employ numerous safety precautions at our operations to ensure the safety of our employees. There are various federal and state environmental and safety requirements for handling sour gas, and we believe we are in substantial compliance with all such requirements.

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

Employees

We do not directly employ any of the persons responsible for our management or operation which is performed by personnel employed by ATLS. As of December 31, 2018, approximately 117 ATLS employees provided direct management and support to our operations.

Available Information

We do not currently maintain a publicly-available website. However, you may receive, without charge, a paper copy of our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports by request to us at 425 Houston Street, Suite 300, Fort Worth, Texas 76102, telephone number (800) 251-0171. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.  Copies of our filings can also be obtained on the SEC website at www.sec.gov.

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

On November 2, 2016, the board of directors of our general partner determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

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

On November 2, 2016, our board of directors of our general partner determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

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

If we undertake a listing event, our Partnership Agreement will automatically be amended and restated to become the Second Amended and Restated Agreement of Limited Partnership (the “Post-Listing Partnership Agreement”) and the common units will automatically convert into a new series of common units (the “Post-Listing common units”). Some of your rights as a limited partner will be altered as a result of that amendment and restatement, particularly voting rights. There is no requirement that a listing event will occur within a specified timeframe or at all.

Compensation and fees to our general partner will reduce cash distributions.

Our general partner has received its general partner interest and its IDRs for only nominal consideration. In addition, our general partner receives an annual management fee equal to 1.00% of total capital contributions to us (other than those of our general partner and its affiliates), payable quarterly, as well as reimbursement of direct costs regardless of the success of our wells. The amount of reimbursements paid to our general partner are subject to only narrow limits in certain circumstances such as the reimbursement of administrative costs to our general partner are limited to those supportable as to the necessity of such reimbursement and the reasonableness of the amount charged and supported by appropriate invoices or other documentation and other considerations. Otherwise, our Partnership Agreement and the other agreements we have with our general partner do not place meaningful limits on the magnitude of potential reimbursements; specifically, our general partner will determine which costs incurred are reimbursable and there are no limits on the amount of reimbursements on administrative costs to be paid to our general partner. These fees and reimbursements will reduce the amount of cash otherwise available for distribution to our limited partners.

On November 2, 2016, our management decided to suspend our primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

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

We may issue an unlimited number of common units and other equity securities, including interests that are senior to the common units, without approval of our limited partners, which would dilute your ownership interests in us.

Our Partnership Agreement does not limit the number of common units or other equity securities that we may issue at any time without the approval of our limited partners. In addition, we may issue an unlimited amount of interests that are senior to your interests in right of distribution, liquidation and voting. The issuance by us of equity interests of equal or senior rank will have the following effects:

•	your proportionate ownership interest in us will decrease;
•	your voting rights may be subject to voting rights of the newly issued interests;
•	the amount of cash available for distribution on your interests may decrease; and
•	the ratio of taxable income to distributions may increase.

In addition, the payment of distributions on any additional interests may increase the risk that we will not be able to make distributions at prior levels or at all. To the extent new interests are senior to the interests offered hereby, their issuance will increase the uncertainty of the payment of distributions.

The common units are not liquid and your ability to resell your common units will be limited by the absence of a public trading market and substantial transfer restrictions.

The common units are generally not liquid because there is not a readily available market for the sale of common units, and one is not expected to develop. Furthermore, although our Partnership Agreement contains provisions designed to permit the listing of the common units on a national securities exchange, the common units are currently not listed on any exchange or over-the-counter market and we may not be able to effect such listing within the expected five-year time frame following the completion of our private placement offering in June 2015 or at all. Your inability to sell or transfer your common units increases the risk that you could lose some or all of your investment because, if we are unable to meet our performance goals, you may not have the ability to transfer your common units prior to our winding up and liquidation.

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

We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements.

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

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including ATLS and its affiliates), on the one hand, and our limited partners and us, on the other hand. Conflicts may arise as a result of the duties of our general partner to act for the benefit of its owners, which may conflict with our interests and the interests of our unitholders. The directors and officers of ATLS have duties to manage ATLS and our general partner in a manner beneficial to its owners. In addition, many of the officers and directors of our general partner serve in similar capacities with ATLS and its affiliates, which may lead to additional conflicts of interest. At the same time, our general partner has certain fiduciary or contractual duties to us and our limited partners under our Partnership Agreement, the Post-Listing Partnership Agreement and applicable law.

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

The attorneys, independent accountants and others who perform services for us have been retained by our general partner. Attorneys, independent accountants and others who perform services for us are selected by our general partner or the conflicts committee of the board of directors of our general partner and may perform services for our general partner and its affiliates. We may retain separate counsel for ourselves or the conflict committee in the event of a conflict of interest between our general partner and its affiliates, on the one hand, and us or the holders of common units, on the other hand, depending on the nature of the conflict, although we may choose not to do so.

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

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil.  In the past, the prices of natural gas, NGLs and oil have been extremely volatile, and we expect this volatility to continue.  During the year ended December 31, 2018, the NYMEX Henry Hub natural gas index price ranged from a high of $4.84 per MMBtu to a low of $2.55 per MMBtu, and West Texas Intermediate (“WTI”) oil prices ranged from a high of $76.41 per bbl to a low of $42.53 per bbl.

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

We sell natural gas, crude oil and NGLs under contracts to purchasers in the normal course of business. For the year ended December 31, 2018, Shell Trading Co individually accounted for approximately 91% of our total natural gas, crude oil and NGLs production revenue, excluding the impact of all financial derivative activity. If one or more of our customers ceased purchasing our natural gas, crude oil and NGLs altogether, the loss of such customer could have a detrimental effect on our production volumes in general and on our ability to find substitute customers to purchase our production volumes, which could in turn reduce our revenue and cash available for distribution.

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

Producing natural gas and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our natural gas and oil reserves and production and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our reserves and economically finding or acquiring additional recoverable reserves. Our ability to find and acquire additional recoverable reserves to replace current and future production at acceptable costs depends on our generating sufficient cash flow from operations and sources of capital, all of which are subject to the risks discussed elsewhere in this section. The value of our common units and our ability to raise capital will be adversely impacted if we are not able to replace our reserves that are depleted by production or replace our declining production with new production. We may not be able to develop, exploit, find or acquire sufficient additional reserves or replace our current and future production.

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

We account for our derivative contracts by applying the mark-to-market accounting treatment required for these derivative contracts. We could recognize incremental derivative liabilities between reporting periods resulting from increases or decreases in reference prices for natural gas, crude oil and NGLs, which could result in us recognizing a non-cash loss in our statements of operations and a consequent non-cash decrease in our equity between reporting periods. Any such decrease could be substantial. In addition, we may be required to make cash payments upon the termination of any of these derivative contracts.

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

Even if we are able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable or may be limited by floors and caps, and the financial wherewithal of such seller may significantly limit our ability to recover our costs and expenses. Any limitation on our ability to recover the costs related to any potential problem could materially impact our financial condition and results of operations.

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

Our operations are regulated extensively at the federal, state and local levels. Our operations, wells and other facilities are subject to stringent and complex federal, state and local environmental laws governing air emissions, water use and wastewater discharge, hazardous waste management and hazardous substance response. In some cases, we may be required to obtain environmental assessments, environmental impact studies, and/or plans of development before commencing drilling and production activities. Our activities may be subject to regulations regarding conservation practices. These regulations affect our operations and may limit the quantity of natural gas and oil we may produce and sell. Compliance with environmental laws will add to the costs of planning, designing, drilling, installing, operating and abandoning natural gas and oil wells.

Our ability to obtain, remove, treat, recycle or otherwise dispose of water will affect our production, and the cost of water treatment and disposal may affect our ability to make distributions.

Hydraulic fracturing requires large amounts of water and results in water discharges that must be treated, recycled or otherwise disposed. Environmental regulations governing the injection, withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, and all of which could have an adverse effect on our operations and financial performance. Although not anticipated by our general partner, we may need to drill our own water disposal wells. We currently use trucks to transport the water to water disposal wells or water treatment or recycling facilities, in certain areas, and pipe the water to disposal wells in other areas. If, however, we needed to drill our own disposal wells, there is a risk that we could not operate a gas production well at its full capacity until the required permit for the water disposal well was issued. Finally, if the environmental laws governing the management of produced waters become more stringent, they could restrict our ability to conduct hydraulic fracturing or increase our cost.

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

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas, oil and NGLs we produce.

Future laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

With the issuance, on March 28, 2017, of President Trump’s Executive Order on Promoting Energy Independence and Economic Growth, we believe it may take many years for new comprehensive federal policy aimed at greenhouse gas emissions to gel (see Item 1: Business—Environmental Matters and Regulation—Greenhouse Gas Regulation and Climate Change).  Given the Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007) (holding that greenhouse gases are “air pollutants” covered by the Clean Air Act) and scientific hurdles to overturning EPA’s endangerment finding, we believe some form of regulation will have to remain.  Regulations with the most direct impact on our operations concern controlling methane emissions from wells.  Rules that affect overall consumption of fossil fuels, and the mix of fossil fuels consumed, could also affect the demand for our products.  We believe, however, that federal agency implementation of the President’s Executive Order is some years away.  While Congress has from time to time considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years.  Greater Congressional activity with respect to greenhouse gas emissions may be expected however as a result of Democrats regaining control of the House of Representatives.

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

Pursuant to the President’s Executive Order on Promoting Energy Independence and Economic Growth, federal agencies have initiated several rule-makings to rescind and reconsider rules issued by the prior Administration that increased the overall stringency of environmental regulation of fossil fuel production and consumption.  The Administration has taken several steps to reverse the prior Administration’s policies that disadvantaged coal as a fuel for energy production, including withdrawing from the Paris Climate Agreement, considering whether a replacement for the 2015 Clean Power Plan is needed, withdrawal of mercury limits on coal plants’ air emissions, lifting the prior Administration’s ban on new coal leases on federal lands and ending the review of the program’s greenhouse gas impacts, and withdrawing the “Waters of the United States” stream protection rule.  The Administration has opened more federal lands for oil and gas production, approved the construction of the Keystone Pipeline to facilitate refining of Alberta oil shale in the United States, licensed the Dakota Access Pipeline, and opened areas in the Arctic and Atlantic Ocean to drilling.  The Administration has initiated several rule-makings aimed at lessening the stringency of environmental regulation of oil and gas production.  Most of these actions are susceptible to, and can be expected to be the target of, court challenges.  If they are fully implemented, and if they have the effect of increasing the overall fuel supply, they could have the effect of diminishing demand for our natural gas and oil output.  Diminished demand could put additional downward pressure on the price of the natural gas and oil we produce.

The third parties on whom we rely for gathering and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting our business.

The operations of the third parties on whom we rely for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third- party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we will pay for their services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could subject us to liability and, if such failures are material, would require us to make alternative arrangements, which may not be available or which may involve increased costs.

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

As of December 31, 2018, the lenders under the credit facility have no commitment to lend to us and we have a zero-dollar borrowing base under the credit facility, but it allows us to have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and a first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we request a borrowing base redetermination and the lenders agree to establish the borrowing base and related commitments thereunder. If the borrowing base is redetermined to an amount greater than zero dollars, the credit facility would allow us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semiannually by our lenders in their sole discretion. Once established, our borrowing base will be subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which takes into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. A future decline in commodity prices could result in a redetermination that lowers our borrowing base at that time and, in such case, we could be required to repay any indebtedness outstanding at that time in excess of the borrowing base. If we borrow under the credit facility and we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and no longer able to make any distributions to our unitholders. In addition, any limitations on our ability to borrow under our credit facility could inhibit our ability to make acquisitions, which could prevent us from being able to pay the target distribution.

A terrorist attack or armed conflict could harm our business by decreasing our revenues and increasing our costs.

Terrorist activities, anti-terrorist efforts, and other armed conflict involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur or escalate, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our production and causing a reduction in our revenue. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if significant infrastructure or facilities used for the production, transportation, processing or marketing of oil and natural gas production are destroyed or damaged. Costs for insurance, recovery, remediation and other security measures may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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

As of December 31, 2018, a portion of our total estimated proved reserves were proved undeveloped or proved developed non-producing reserves and may not be ultimately developed or produced by our operators. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations by our operators. Our reserve report assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that our operators will develop the properties as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical for our operators. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

Our ability to sell our natural gas, NGLs and oil production depends in part on the availability, proximity and capacity of pipeline systems and processing facilities owned by third parties and our ability to contract with those third parties. The lack of available capacity on these systems and facilities could require us to curtail or shut-in one or more producing wells or delay or discontinue drilling wells in an area where we has acquired projects. A curtailment or shut-in of production could materially reduce our cash flow, and if a substantial portion of the production is hedged at lower than market prices, those financial hedges would have to be paid from borrowings absent sufficient cash flow. Also, we may be unable to, or elect not to, purchase firm transportation on third party facilities and, in that event, our production transportation could be interrupted by other developers having firm arrangements. If any third-party pipelines and other facilities become partially or fully unavailable to transport or process our natural gas and oil production, or if the natural gas quality specifications for a natural gas pipeline or facility changes so as to restrict our ability to transport natural gas on those pipelines or facilities, we could be required to curtail or shut-in one or more of our wells and our revenues could decrease. Also, the disruption of third-party facilities due to maintenance and/or weather could limit our ability to market and deliver our natural gas, NGLs and oil production.

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

Further, the third-party operator may have financial difficulties and fail to pay for materials or services on the wells it drills or operates, which would cause us to incur extra costs in discharging materialmen’s and workmen’s liens. In this regard, we may not be the operator of a well for all of the working interest owners of the well if we own less than a 50.00% working interest in the well, or if we acquired the working interest in the well from a third party under arrangements that required the third party to be named operator.

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

In addition to U.S. federal income taxes, you and the other investors will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes and tax return filing requirements that are imposed by the various jurisdictions in which we drill wells or otherwise do business now or in the future, even if you do not reside in any of those jurisdictions. Substantially all of our income is currently generated in Texas and Oklahoma, although we may drill wells in other states as well. It is your responsibility to file all federal, foreign, state and local tax returns that may be required of you. In this regard, our tax counsel has not rendered an opinion on any foreign, state or local tax consequences of an investment in us.

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

Investment in common units by tax-exempt entities, such as employee benefit plans and IRAs, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. If you are a tax-exempt entity, you should consult your tax advisor before investing in our common units.

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

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. See Part II, Item 8: Financial Statements and Supplementary Data - Note 7.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common units are currently not listed on any exchange or over-the-counter market. The common units have not been approved for quotation or trading on a national securities exchange. Subject to the approval of the board of directors of our general partner, our Partnership Agreement gives our general partner the right to cause the common units to be listed on a national securities exchange if our general partner determines that the common units meet the listing requirements of a national securities exchange. No assurances can be made that the common units will be listed on a national securities exchange, and even if listed an active market for the common units may not develop.

At the close of business on April 15, 2019, there were 2,977 holders of record.

On November 2, 2016, the board of directors of our general partner determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

 None.

ITEM 6:	SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data as of and for the periods indicated and should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8: Financial Statements and Supplementary Data.

	Years Ended December 31,
	2018	2017	2016	2015	2014
		(in thousands, except per unit data)
Statement of operations data:
Revenues:
Natural gas revenue	$225	$322	$358	$518	$1,009
Oil revenue	9,708	7,117	11,121	10,959	3,770
NGLs revenue	508	402	372	369	928
Gain (loss) on mark-to-market derivatives	(381)	310	(780)	862	—
Total revenues	10,060	8,151	11,071	12,708	5,707
Costs and expenses:
Gas and oil production	3,486	2,528	2,660	2,229	2,070
General and administrative	655	813	571	685	627
General and administrative – affiliate	3,291	4,131	9,347	12,054	11,119
Depreciation, depletion and amortization	5,874	3,576	14,868	8,951	2,156
Asset impairment	41,762	—	41,879	7,346	6,880
Total costs and expenses	55,068	11,048	69,325	31,265	22,852
Operating loss	$(45,008)	$(2,897)	$(58,254)	$(18,557)	$(17,145)
Other loss	—	—	(5,383)	—	—
Net loss	$(45,008)	$(2,897)	$(63,637)	$(18,557)	(17,145)
Balance sheet data (at period end):
Property, plant and equipment, net	$24,686	$65,293	$68,899	$125,286	$155,469
Total assets	28,920	74,219	78,500	160,267	190,161
Total partners’ capital	26,904	71,912	74,809	149,387	67,510
Cash flow data:
Net cash provided by (used in) operating activities	$2,180	$(350)	$8,105	$(26,890)	$511
Net cash used in investing activities	(6,873)	—	(6,602)	(71,700)	(67,619)
Net cash (used in) provided by financing activities	—	—	(16,238)	88,506	91,754
Capital expenditures	6,873	—	6,602	29,222	12,873

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Atlas Energy Group, LLC (“ATLS”), a Delaware limited liability company, manages and controls us through its 2.1% limited partner interest in us and 80% member interest in our general partner. Current and former members of ATLS management own the remaining 20% member interest in our general partner.

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas generating stable cash flows, despite a significant decline in oil and natural gas prices.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  At December 31, 2018, we had $3.5 million of cash on our balance sheet and no debt. Our general and administrative expenses decreased $1.0 million to $3.9 million for the year ended December 31, 2018 from $4.9 million for the year ended December 31, 2017.

During the year ended December 31, 2018, we deployed $6.9 million of cash on hand to drill and complete one Eagle Ford Shale well that turned in-line during May 2018. The well has increased our production and provided additional cash flow to our business. With this additional well, we have enhanced ability to generate positive cash flow from our operations, grow our cash balance, and take advantage of opportunities to drill new Eagle Ford Shale wells or take on other strategic initiatives and transactions should favorable conditions arise.

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

Throughout 2018 and 2017, the natural gas, oil and natural gas liquids commodity price markets have been marked by volatility. While we anticipate high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves. The economics of drilling new oil wells across our acreage position in the Eagle Ford Shale in south Texas have improved substantially over the past two years, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. We have established production positions in the following areas:

•	the Eagle Ford Shale in south Texas, an oil-rich area, in which we acquired acreage in November 2014, where we derive over 92% of our production volumes and 95% of our revenues;
•

the Marble Falls play in the Fort Worth Basin in northern Texas, in which we own acreage and producing wells, which contains liquids-rich natural gas and oil. In January 2019, we sold our Marble Falls position for a nominal amount after customary purchase price adjustments; and

•	the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Total production volumes per day:
Natural gas (Boed)	51	52	70
Oil (Bpd)	396	392	799
NGLs (Bpd)	57	55	73
Total (Boed)	504	499	942
Total production volumes:
Natural gas (MBoe)	19	19	26
Oil (MBbls)	145	143	293
NGLs (MBbls)	21	20	27
Total (MBoe)	184	182	346

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

	Years Ended December 31,
	2018	2017	2016
Production revenues (in thousands):(1)
Natural gas revenue	$225	$322	$358
Oil revenue	9,708	7,117	11,121
NGLs revenue	508	402	372
Total revenues	$10,441	$7,841	$11,851
Average sales price, unhedged:
Natural gas (per Mcf)	$2.03	$2.83	$2.32
Oil (per Bbl)	$67.13	$51.97	$38.00
NGLs (per Bbl)	$24.26	$20.19	$13.87

Total Gas and Oil Costs (in thousands)	3,486	2,528	2,660

Total Production costs (per Boe):
Lease operating expenses	$15.37	$10.56	$5.16
Production taxes	3.36	3.00	1.92
Transportation and compression	0.21	0.30	0.66
Total production costs per Boe	$18.94	$13.86	$7.74
(1)	Production revenues exclude the impact of our commodity derivative cash settlements because we do not apply hedge accounting (see Item 8: Financial Statements and Supplementary Data – Note 4).

Our gas and oil production revenues were higher in the current year as compared to the prior year due to a $3.4 million increase related to production from an additional well turned in line during May 2018, a $1.7 million increase due to higher realized average oil sales prices, partially offset by a $2.5 million decrease in oil production volumes from existing wells. The decrease in our gas and oil production revenues for the year ended December 31, 2017 as compared to the prior year consisted of a $3.9 million decrease attributable to production from our Eagle Ford operations, primarily related to natural production decline without our having drilled any additional wells to offset such decline.

Our gas and oil production costs were higher in the current year as compared to the prior year due to a $1.0 million increase in production costs in the Eagle Ford Shale due to our well that turned in-line during May 2018. Our gas and oil production costs were lower in the year ended December 31, 2017 as compared to the prior year due to a $0.1 million decrease in maintenance, materials, and treating costs in our Marble Falls operations.

OTHER REVENUES AND EXPENSES

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$(381)	$310	$(780)
Other Expenses
General and administrative	$3,946	$4,944	$9,918
Depreciation, depletion and amortization	5,874	3,576	14,868
Asset impairment	41,762	—	41,879
Other loss	$—	$—	$5,383

Gain (loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our consolidated statements of operations. The recognized gains/(losses) during the year ended December 31, 2018 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end. The recognized losses and gains during the years ended December 31, 2017 and 2016, respectively, are related to the changes in oil prices during the years ended December 31, 2017 and 2016 as compared to the prior year periods. As of December 31, 2018, we did not have any commodity derivatives outstanding.

General and Administrative Expenses. The decrease in general and administrative expenses for the current year as compared to the prior year was due to a decrease of $1.0 million in salaries, wages and other corporate activity costs allocated to us as a result of lower corporate activities.

The decrease in general and administrative expenses for the year ended December 31, 2017 as compared to the prior year was due to a $5.0 million decrease in salaries, wages and other corporate activity costs allocated to us as a result of the suspension of our primary offering efforts and management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. The increase in depreciation, depletion and amortization for the current year as compared to the prior year period was due to a $2.3 million increase in our depletion expense in the Eagle Ford Shale due to the additional well that turned in-line in May 2018.

The decrease in depreciation, depletion and amortization for the year ended December 31, 2017 as compared to the prior year was primarily due to a $11.3 million decrease in our depletion expense resulting from the asset impairments recorded in the 4th quarter of 2016, which lowered our depletable base, and lower production volumes.

Asset Impairment.  For the year ended December 31, 2018, we recognized $41.8 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices.

For the year ended December 31, 2016, we recognized $25.4 million and $16.5 million of asset impairment related to our proved and unproved oil and gas properties in the Eagle Ford operating area, respectively, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties.

Other loss. Other loss for the year ended December 31, 2016 was due to a $5.4 million write-off of issuer costs related to the suspension of our primary offering in light of new regulations and a challenging fund raising environment.  We did not incur any other losses for the years ended December 31, 2018 or 2017.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently fund our operations through cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil remain volatile but improved during 2018 as compared to the prior year.

As of December 31, 2018, we had $3.5 million of cash on our balance sheet and no debt.

Cash Flows

	Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$2,180	$(350)	$8,105
Net cash used in investing activities	(6,873)	—	(6,602)
Net cash used in financing activities	—	—	(16,238)

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Cash Flows from Operating Activities:

The change in cash flows provided by (used in) operating activities compared with the prior period was due to:

•

an increase of $3.4 million in net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses; and

•

a decrease of $0.3 million in net cash used in operating activities from advances from affiliates related to the direct costs, indirect cost allocation,  and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures; partially offset by

•	an increase of $1.2 million in net cash used in operating activities related to cash settlement payments on our commodity derivative contracts.

Cash Flows used in Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to an increase of $6.9 million in capital expenditures related to our development activities as we drilled and brought in line a well in the Eagle Ford Shale during May 2018.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Cash Flows used in Operating Activities:

The change in cash flows used in operating activities compared with the prior year period was due to:

•

an increase of $10.1 million in net cash provided by advances from affiliates related to the direct costs, indirect cost allocation, dealer manager costs for operating activities and timing of funding of cash accounts; partially offset by

•

a decrease of $1.6 million in net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses.

Cash Flows used in Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to a decrease of $6.6 million in capital expenditures related to our development activities as we did not drill or complete any new wells during 2017.

Cash Flows used in Financing Activities:

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

Capital Requirements

During the year ended December 31, 2018, our capital expenditures were $6.9 million, related to our well drilling and completion activities. As of December 31, 2018, we did not have any material accrued well drilling and completion and capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we did not have any off-balance sheet commitment arrangements for our drilling and completion and capital expenditures.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of December 31, 2018, we did not have any contractual obligations or commercial commitments.

CREDIT FACILITY

On May 1, 2015, we entered into a secured credit facility agreement with a syndicate of banks, which matures on May 1, 2020. As of December 31, 2018, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interests in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2018. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

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

Our depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves, and depletion rates for wells and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include our costs of property interests in joint venture wells, wells drilled solely by us for our interests, properties purchased and working interests with other outside operators.

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

Our unproved properties are assessed individually based on several factors including if a dry hole has been drilled in the area, other wells drilled in the area and operating results, remaining months in the lease’s primary term, and management’s future plans to drill and develop the area.  As exploration and development work progresses and the reserves on properties are proven, capitalized costs of these properties are subject to depletion. If exploration activities are unsuccessful, the capitalized costs for the unsuccessful work on these properties are charged to exploration expense. The timing of impairment of any significant unproved properties depends upon the nature, timing and extent of future exploration and development activities and their results.

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

Reserve Estimates

Our estimates of proved natural gas, oil and natural gas liquids reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas, oil and natural gas liquids prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. We engaged independent third-party reserve engineers to prepare annual reports of our proved reserves (See Item 1A: Risk Factors—Risks Relating to Our Business and Item 8: Financial Statements and Supplementary Data—Note 10 for additional information and considerations regarding the preparation and estimates used in our reserves).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Item 8: Financial Statements and Supplementary Data – Note 2 to the consolidated financial statements for additional information related to recently issued accounting standards. Although we qualify for emerging growth company status, we have not elected to adopt the exemption in relation to accounting standards.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of December 31, 2018, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2019. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our financial results. To limit the exposure to changing commodity prices, we may use financial derivative instruments, including financial swap and option instruments, to hedge portions of future production. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under these swap agreements, we receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell commodities at a fixed price for the relevant period. As of December 31, 2018, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended December 31, 2019 of $0.8 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Growth Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Atlas Growth Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Cleveland, Ohio

April 16, 2019

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,543	$8,236
Accounts receivable	624	572
Total current assets	4,167	8,808
Property, plant and equipment, net	24,686	65,293
Other assets, net	67	118
Total assets	$28,920	$74,219
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$791	$332
Advances from affiliates	150	606
Current portion of derivative liability	—	497
Accrued liabilities	849	407
Total current liabilities	1,790	1,842
Asset retirement obligations and other	226	465
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(3,511)	(2,611)
Common limited partners’ interests	27,279	71,387
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	26,904	71,912
Total liabilities and partners’ capital	$28,920	$74,219

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Natural gas revenue	$225	$322	358
Oil revenue	9,708	7,117	11,121
NGLs revenue	508	402	372
Gain (loss) on mark-to-market derivatives	(381)	310	(780)
Total revenues	10,060	8,151	11,071
Costs and expenses:
Gas and oil production	3,486	2,528	2,660
General and administrative	655	813	571
General and administrative – affiliate	3,291	4,131	9,347
Depreciation, depletion and amortization	5,874	3,576	14,868
Asset impairment	41,762	—	41,879
Total costs and expenses	55,068	11,048	69,325
Operating loss	(45,008)	(2,897)	(58,254)
Other loss	—	—	(5,383)
Net loss	$(45,008)	$(2,897)	$(63,637)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(44,108)	$(2,839)	(62,363)
General partner’s interest	(900)	(58)	(1,274)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(1.89)	$(0.12)	$(2.68)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2016	100	$(1,031)	23,300,410	$147,282	2,330,041	$3,136	$149,387
Issuance of units, net of offering …costs	—	—	—	1,541	—	—	1,541
Distributions paid	—	(248)	—	(12,234)	—	—	(12,482)
Net loss	—	(1,274)	—	(62,363)	—	—	(63,637)
Balance at December 31, 2016	100	(2,553)	23,300,410	74,226	2,330,041	3,136	74,809
Net loss	—	(58)	—	(2,839)	—	—	(2,897)
Balance at December 31, 2017	100	$(2,611)	23,300,410	$71,387	2,330,041	$3,136	$71,912
Net loss	—	(900)	—	(44,108)	—	—	(45,008)
Balance at December 31, 2018	100	(3,511)	23,300,410	27,279	2,330,041	3,136	26,904

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,008)	$(2,897)	$(63,637)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	5,874	3,576	14,868
Asset impairment	41,762	—	41,879
(Gains) losses on derivatives	(535)	217	674
Other loss	—	—	5,297
Amortization of deferred financing costs	51	51	66
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(14)	(10)	990
Advances to/from affiliates	(456)	(749)	9,363
Accounts payable and accrued liabilities	506	(538)	(1,395)
Net cash provided by (used in) operating activities	2,180	(350)	8,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,873)	—	(6,602)
Net cash used in investing activities	(6,873)	—	(6,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common limited partner units and warrants	—	—	(3,756)
Distributions paid to unitholders	—	—	(12,482)
Net cash provided by (used in) financing activities	—	—	(16,238)
Net change in cash and cash equivalents	(4,693)	(350)	(14,735)
Cash and cash equivalents, beginning of year	8,236	8,586	23,321
Cash and cash equivalents, end of period	$3,543	$8,236	$8,586

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

Atlas Energy Group, LLC (“ATLS”), a Delaware limited liability company, manages and controls us through its 2.1% limited partner interest in us and its 80% member interest in our general partner. Current and former members of ATLS management own the remaining 20% member interest in our general partner.

At December 31, 2018, we had 23,300,410 common limited partner units issued and outstanding.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion of gas and oil properties, and fair value of derivative instruments. The oil and gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results may be recorded using estimated volumes and contract market prices. Actual results may differ from those estimates.

Cash Equivalents

We consider all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Receivables

Accounts receivable consists solely of the trade accounts receivable associated with our operations. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness as determined by our review of customers’ credit information. We extend credit on sales on an unsecured basis to many of our customers. At December 31, 2018 and 2017, we had recorded no allowance for uncollectible accounts receivable on our consolidated balance sheets.

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

Derivative Instruments

We entered into certain financial contracts to manage our exposure to movement in commodity prices. The derivative instruments recorded in the consolidated balance sheets are measured as either an asset or liability at fair value. Changes in the fair value of derivative instruments were recognized currently within gain (loss) on mark-to-market derivatives in our consolidated statements of operations. See Note 4 for additional disclosures regarding derivative instruments.

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

The estimated liability for asset retirement obligations was based on our historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. We have no assets legally restricted for purposes of settling asset retirement obligations. Except for our gas and oil properties, we determined that there were no other material retirement obligations associated with tangible long-lived assets. As of December 31, 2018 and 2017, our asset retirement obligation was $0.2 million and $0.2 million. For the years ended December 31, 2018, 2017 and 2016, we recorded $36,000, $16,000, and $15,000, respectively, of accretion expense related to our asset retirement obligations within depreciation, depletion and amortization in our consolidated statements of operations.

Accrued and Other Non-current Liabilities

We have two lease agreements in our Eagle Ford operating area that required us to perform certain drilling and development activities by a specified date or pay liquidated damages to maintain the lease. We determined the liquidated damages were a probable loss contingency and estimated the value of the liquidated damages enforceable under Texas law. As of December 31, 2018 and 2017, we presented $0.3 million and $0.1 million, respectively, as current accrued liabilities, and zero and $0.3 million, respectively, as the estimated remaining non-current liability on our consolidated balance sheet.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Our management does not believe it has taken any tax positions within our consolidated financial statements that would not meet this threshold. Our policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. We have not recognized any potential interest or penalties in our consolidated financial statements for the years ended December 31, 2018 and 2017.

We file Partnership Returns of Income in the U.S. and various state jurisdictions. We are not subject to income tax examinations by major tax authorities for years prior to 2013, our year of formation. We are not currently being examined by any jurisdiction and are not aware of any potential examinations.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to the U.S. Internal Revenue Code. Among other changes, the Tax Act includes a new deduction on certain pass-through income, a repeal of the partnership technical termination rule, and new limitations on certain deductions and credits, including interest expense deductions. Since our operations are not subject to federal income tax, the Tax Act did not have a material impact on us.

Segment Reporting

We derive revenue from our gas and oil production. The production facilities associated with our oil and gas production have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014–09, Revenue from Contracts with Customers (the “new revenue standard”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements and no cumulative effect adjustment was recorded to beginning partners’ capital. As a result of adopting the new revenue standard, we disaggregated our revenues by product type on our consolidated statements of operations for all periods presented.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.6 million at both December 31, 2018 and December 31, 2017, respectively.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$(45,008)	$(2,897)	$(63,637)
Less: General partner’s interest	(900)	(58)	(1,274)
Net income (loss) attributable to common limited partners	$(44,108)	$(2,839)	$(62,363)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Years Ended December 31,
	2018	2017	2016
Weighted average number of common units – basic	23,300	23,300	23,300
Add effect of dilutive awards(1)	—	—	—
Weighted average number of common units – diluted	23,300	23,300	23,300

(1)

For each of the years ended December 31, 2018, 2017, and 2016, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. We place our temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2018 and 2017, we had $3.5 million and $8.3 million, respectively, in deposits at various banks, of which $3.2 million and $8.0 million, respectively, were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments to date.

Cash on deposit at various banks may differ from the balance of cash and cash equivalents at period end due to certain reconciling items, including any outstanding checks as of period end.

We sell natural gas, crude oil and NGLs under contracts to various purchasers in the normal course of business. For the year ended December 31, 2018, Shell Trading Co individually accounted for approximately 91% of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2017, Shell Trading Co individually accounted for approximately 91% of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2016, Shell Trading Co and Enterprise Crude Oil, LLC individually accounted for approximately 64% and 29%, respectively, of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. We will adopt this new standards update in first quarter 2019 using a modified retrospective approach and will recognize a right of use asset and lease liability on the adoption date. We are applying the following practical expedients as provided in the standards update:

•

an election to not apply the recognition requirements in the new standards update to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option);

•	a package of practical expedients to not reassess whether a contract contains a lease, lease classification and initial direct costs; and
•	a practical expedient to not reassess certain land easements in existence prior to January 1, 2019.

We have evaluated each of our lease arrangements and have enhanced our systems to track and calculate additional information necessary for adoption of this standard. We are evaluating the provisions of this accounting standards update and finalizing the impact it will have on our consolidated results of operations, financial position and financial disclosures. While we have yet to finalize the impact this standards update will have on our consolidated financial statements, the adoption will increase our recorded assets and liabilities related to our leases. We have not yet determined the extent of the adjustments that will be required upon implementation of this new standards update.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	December 31, 2018	December 31, 2017
Natural gas and oil properties:
Proved properties	$154,954	$147,932
Support equipment and other	3,188	3,188
	158,142	151,120
Less – accumulated depreciation, depletion and amortization	(133,456)	(85,827)
	$24,686	$65,293

For the year ended December 31, 2018, we recognized $41.8 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices. For the year ended December 31, 2016, we recognized $25.4 million and $16.5 million of asset impairment related to our proved and unproved oil and gas properties in the Eagle Ford operating area, respectively, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties.

During the year ended December 31, 2018, we deployed $6.9 million of cash on hand to drill and complete one Eagle Ford Shale well that turned in-line in May 2018. During the year ended December 31, 2016, we recognized $0.4 million of non-cash investing activity capital expenditures, which were included within the changes in accounts payable and accrued liabilities on our consolidated statements of cash flows. During the years ended December 31, 2018 and 2017, we did not have any material non-cash investing activity capital expenditures.

NOTE 4 – DERIVATIVE INSTRUMENTS

We used swaps in connection with our commodity price risk management activities. We did not apply hedge accounting to any of our derivative instruments. As a result, gains and losses associated with derivative instruments were recognized as gains on mark-to-market derivatives on our consolidated statements of operations.

We entered into commodity future option contracts to achieve more predictable cash flows by hedging our exposure to changes in commodity prices. At any point in time, such contracts may have included regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index.

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Years Ended December 31,
	2018	2017
Gains (losses) recognized on cash settlement	$(916)	$527
Changes in fair value on open derivative contracts	535	(217)
Gain (loss) on mark-to-market derivatives	$(381)	$310

As of December 31, 2018, we did not have any commodity derivatives outstanding. The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our consolidated balance sheets as of the date indicated (in thousands):

Offsetting Derivatives as of December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$—	$—	$—
Current portion of derivative liabilities	$(497)	$—	$(497)
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$(497)	$—	$(497)

On May 1, 2015, we entered into a secured credit facility agreement with a syndicate of banks, which matures on May 1, 2020. As of December 31, 2018, the lenders under the credit facility have no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and a first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2018. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We used a market approach fair value methodology to value the assets and liabilities for our outstanding derivative instruments (see Note 4). We managed and reported derivative assets and liabilities on the basis of our exposure to market risks and credit risks by counterparty. Commodity derivative instruments are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative values were calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

As of December 31, 2018, we did not have any commodity derivatives outstanding. Information for financial instruments measured at fair value was as follows (in thousands):

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

NOTE 6 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both of the years ended December 31, 2018 and 2017 we paid a management fee of $2.3 million to our general partner. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the consolidated statements of operations. As of December 31, 2018 and December 31, 2017, we had payables to ATLS of zero and $0.6 million, respectively, related to the management fee, direct costs and allocated indirect costs, which were recorded in advances from affiliates in the consolidated balance sheets.

Relationship with Titan. At the direction of ATLS, we reimburse Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of both December 31, 2018 and December 31, 2017, we had payables to Titan of $0.1 million, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the consolidated balance sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

General Commitments

We lease office space and equipment under leases with varying expiration dates. Rental expense was $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. We do not have any future minimum rental commitments as of December 31, 2018.

As of December 31, 2018, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits to such executives. The agreements provide for severance payments under certain circumstances.

As of December 31, 2018, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of December 31, 2018 or December 31, 2017.

NOTE 8 – ISSUANCES OF UNITS

On November 2, 2016, our management decided to suspend our primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

As a result of management’s decision to suspend our primary offering efforts, we reclassified $5.3 million of offering costs to other loss on our consolidated statement of operations for the year ended December 31, 2016. These offering costs were previously capitalized within our consolidated statement of changes in partners’ capital as an offset to any proceeds raised in our current primary offering and included $1.5 million that were previously capitalized in our consolidated statement of changes in partners’ capital as of December 31, 2015.

NOTE 9 – CASH DISTRIBUTIONS

We have a cash distribution policy under which we distribute to holders of our common units and Class A units on a quarterly basis a target distribution of $0.175 per unit, or $0.70 per unit per year, to the extent we have sufficient available cash after establishing appropriate reserves and paying fees and expenses, including reimbursements of expenses to the general partner and its affiliates. Distributions are generally paid within 45 days of the end of the quarter to unitholders of record on the applicable record date. Unitholders are entitled to receive distributions from us beginning with the quarter following the quarter in which we first admit them as limited partners.  On November 2, 2016, the Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain our cash flow and reinvest in our business and assets.

During the year ended December 31, 2016, we paid distributions of $12.2 million to common limited partners ($0.1750 per unit for each of the first and second quarters) and $0.3 million to the general partner units ($0.1750 per unit for each of the first and second quarters).

NOTE 10—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Gas Reserve Information. The preparation of our natural gas, oil and NGL reserve estimates was completed in accordance with the prescribed guidelines established by the SEC. In accordance with our internal policies and procedures related to reserve estimates, annually we engage an independent petroleum engineering firm to audit our reserves.  For the year ended December 31, 2018, we engaged VSO Petroleum Consultants, Inc. and for the years ended December 31, 2017 and 2016, we engaged Wright & Company, Inc.

The reserve disclosures that follow reflect estimates of proved reserves, proved developed reserves and proved undeveloped reserves, net of royalty interests, of natural gas, crude oil and NGLs owned at year end and changes in proved reserves during the last year. Proved oil, gas and NGL reserves are those quantities of oil, gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved developed reserves are those reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for undeveloped reserves cannot be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. The proved reserves quantities and future net cash flows were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2018, 2017 and 2016, including adjustments related to regional price differentials and energy content.

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

Reserve quantity information and a reconciliation of changes in proved reserve quantities were as follows:

	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)
Balance, January 1, 2016	3,108	7,779	626	53,539
Extensions, discoveries and other additions	—	—	—	—
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (1)	(1,521)	(4,099)	(332)	(28,107)
Production	(154)	(293)	(27)	(2,074)
Balance, December 31, 2016	1,432	3,387	267	23,356
Extensions, discoveries and other additions	—	—	—	—
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (1)	548	1,231	169	8,949
Production	(114)	(143)	(20)	(1,092)
Balance, December 31, 2017	1,866	4,475	416	31,213
Extensions, discoveries and other additions(1)	89	355	21	2,343
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (1)	(739)	(818)	(157)	(6,589)
Production	(114)	(145)	(21)	(1,110)
Balance, December 31, 2018	1,102	3,867	259	25,857
Proved developed reserves at:
January 1, 2016	802	1,645	154	11,596
December 31, 2016	652	925	100	6,802
December 31, 2017	613	788	121	6,069
December 31, 2018	292	676	69	4,762
Proved undeveloped reserves at:
January 1, 2016	2,306	6,134	472	41,942
December 31, 2016	780	2,462	167	16,554
December 31, 2017	1,253	3,687	295	25,144
December 31, 2018	810	3,191	190	21,095

(1)	See “Changes in Proved Reserves” section below for additional discussion and analysis of significant components of revisions of previous estimates.

Changes in Proved Reserves

The following represents the unweighted average of the first-day-of-the-month prices for each of the previous twelve months from the periods presented above:

	December 31,
	2018	2017	2016
Unadjusted Prices
Natural gas (per MMBtu)	$3.10	$2.98	$2.48
Oil (per Bbl)	$65.56	$51.34	$42.75
Natural gas liquids (per Bbl)	$25.57	$20.33	$19.57

For the year ended December 31, 2018, we had extensions, discoveries and other additions of 2,343 MMcfe due to the addition of two proved undeveloped wells resulting from our well that was drilled and completed in May 2018.  For the year ended December 31, 2018, we had positive revisions of 720 MMcfe due to increases in pricing, offset by negative revisions of 6,062 MMcfe due to updated type curves based on well results located closer to our Eagle Ford positions, 1,509 MMcfe due to actual production underperforming previous year’s forecast and 848 MMcfe due to operating expenses.

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

Capitalized Costs Related to Oil and Gas Producing Activities. The components of our capitalized costs related to oil and gas producing activities as of the periods indicated were as follows (in thousands):

	December 31,
	2018	2017
Natural gas and oil properties:
Proved properties	$154,954	$147,932
Unproved properties	—	—
Support equipment	29	29
	154,983	147,961
Accumulated depreciation, depletion and amortization	(132,814)	(85,328)
Net capitalized costs	$22,169	$62,633

Results of Operations from Oil and Gas Producing Activities. The results of operations related to our oil and gas producing activities during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Gas and oil production revenues	$10,441	$7,841	$11,851
Production costs	(3,486)	(2,528)	(2,660)
Depletion	(5,724)	(3,410)	(14,694)
Asset impairment(1)	(41,762)	—	(41,879)
	$(40,531)	$1,903	$(47,382)

(1)

For the year ended December 31, 2018, we recognized $41.8 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices. For the year ended December 31, 2016, we recognized $25.4 million and $16.5 million of asset impairment related to our proved and unproved oil and gas properties in the Eagle Ford operating area, respectively, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties.

Costs Incurred in Oil and Gas Producing Activities. The costs incurred by our oil and gas activities during the periods indicated are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Property acquisition costs:
Proved properties	$—	$—	$143
Unproved properties	—	—	—
Exploration costs(1)	—	—	—
Development costs	6,873	—	5,946
Total costs incurred in oil & gas producing activities	$6,873	$—	$6,089

(1)	There were no exploratory wells drilled during the periods presented.

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

	Years Ended December 31,
	2018	2017	2016
Future cash inflows	$271,705	$243,644	$145,857
Future production costs	(88,148)	(73,792)	(53,738)
Future development costs	(78,835)	(68,321)	(51,942)
Future net cash flows	104,722	101,531	40,177
Less 10% annual discount for estimated timing of cash flows	(53,007)	(61,082)	(22,796)
Standardized measure of discounted future net cash flows	$51,715	$40,449	$17,381

Change in Standardized Discounted Cash Flows. The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil, gas and NGL reserves (in thousands), including amounts related to asset retirement obligations. Since we allocate taxable income to our unitholders, no recognition has been given to income taxes:

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$40,449	$17,381	$72,462
Increase (decrease) in discounted future net cash flows(1):
Sales of oil and gas produced, net of related costs	(6,955)	(5,403)	(8,758)
Net changes in estimated future prices and production costs	32,438	22,401	(19,173)
Revisions of previous quantity estimates	(26,896)	15,568	(32,119)
Development costs incurred	6,873	—	—
Changes in future development costs	—	(11,236)	(2,267)
Extensions, discoveries, and improved recovery less related costs	1,761	—	—
Sales of reserves in-place	—	—	—
Accretion of discount	4,045	1,738	7,246
Estimated settlement of asset retirement obligations	—	—	—
Estimated proceeds on disposals of well equipment	—	—	(9)
Balance, end of year	$51,715	$40,449	$17,381

(1)	See “Reserve Quantity Information” and “Revisions of Previous Estimates” sections above for additional discussion and analysis of significant changes within the periods presented.

NOTE 11 — QUARTERLY RESULTS (UNAUDITED)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2018:
Revenues	$2,862	$3,035	$2,679	$1,484
Net income (loss) attributable to common limited partners and the general partner’s interests(1)	$(43,238)	$173	$(1,015)	$(928)
Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	$(42,373)	$169	$(995)	$(909)
General partner’s interest	(865)	4	(20)	(19)
Net income (loss) attributable to common unitholders per unit:
Basic	$(1.82)	$0.01	$(0.04)	$(0.04)
Diluted	$(1.82)	$0.01	$(0.04)	$(0.04)
(1)

For each of the first, second, and fourth quarters of the year ended December 31, 2018, approximately 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

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

(2)

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2018.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The non-management members of our general partner’s board of directors have the ability to meet in executive session without management, when necessary. The purpose of these executive sessions is to promote open and candid discussion among the non-management board members. Interested parties wishing to communicate directly with the non-management members may contact the chair of our audit committee, Walter Jones. Correspondence to Mr. Jones should be marked “Confidential” and sent to Mr. Jones’ attention, c/o Atlas Growth Partners, L.P., 425 Houston Street, 3rd Floor, Fort Worth, Texas 76102.

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

Board of Directors and Officers of Our General Partner

The following table sets forth information with respect to those persons who serve as the officers of and on the board of directors of, our general partner:

Name	Age	Position(s)
Edward E. Cohen	80	Chairman of the Board and Chief Executive Officer
Jonathan Z. Cohen	48	Executive Vice Chairman of the Board
William R. Bagnell	56	Director
Walter C. Jones	56	Director
Jeffrey F. Kupfer	51	Director
John P. Hanna	39	President and Director
Jeffrey M. Slotterback	37	Chief Financial Officer and Director
Joel S. Heiser	52	General Counsel and Secretary
Matthew J. Finkbeiner	39	Chief Accounting Officer

Edward E. Cohen has been the Chairman of the board of directors and Chief Executive Officer of our general partner since its inception in February 2013.  In addition, Mr. Cohen has served as the Executive Chairman and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as the Executive Chairman of Titan Energy, LLC’s predecessor, Atlas Resource Partners, L.P., since August 2015 and the Chief Executive Officer and Executive Vice Chairman of Atlas Energy Group, LLC, Titan Energy, LLC’s predecessor’s general partner, since February 2015. Mr. Cohen served as President of Atlas Energy Group from February 2015 to April 2015, and before that he was Chairman and Chief Executive Officer since February 2012.  Mr. Cohen was the Chairman of the board of directors of Atlas Energy, L.P.’s general partner from its formation in January 2006 until February 2011, when he became its Chief Executive Officer and President until February 2015. Mr. Cohen served as the Chief Executive Officer of

Atlas Energy’s general partner from its formation in January 2006 until February 2009. Mr. Cohen served on the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen also was the Chairman of the board of directors and Chief Executive Officer of Atlas Energy, Inc. (formerly known as Atlas America, Inc.) from its organization in 2000 until February 2011and also served as its President from September 2000 to October 2009. Mr. Cohen was the Executive Chair of the managing board of directors of Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”) from its formation in 1999 until February 2015. Mr. Cohen was the Chief Executive Officer of Atlas Pipeline GP from 1999 to January 2009. Mr. Cohen was the Chairman of the board of directors and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until February 2011. Mr. Cohen served as the Executive Chairman of Falcon Minerals Corporation (f/k/a Osprey Energy Acquisition Corporation), a special purpose acquisition company, from April 2017 to August 2018 and has been Vice Chairman of the board since August 2018.  In addition, Mr. Cohen was a director of Resource America, Inc. (formerly a publicly-traded specialized asset management company) from 1988 until September 2016 and its Chairman of its board of directors from 1990 until September 2016 and was its Chief Executive Officer from 1988 until 2004, and President from 2000 until 2003; Chairman of the board of directors of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005 until November 2009 and served on its board of directors until September 2016; and Chairman of the board of directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen. Mr. Cohen has been active in the energy business for over 30 years. Mr. Cohen’s strong financial and energy industry experience, along with his deep knowledge of the company resulting from his long tenure with the company and its predecessors, enables Mr. Cohen to provide valuable perspectives on many issues facing the company. Mr. Cohen’s service on the Board creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s extensive experience in founding, operating and managing public and private companies of varying size and complexity enables him to provide valuable expertise to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen brings to the Board the vast experience that he has accumulated through his activities as a financier, investor and operator in various parts of the country. These diverse experiences have enabled Mr. Cohen to bring unique perspectives to the Board, particularly with respect to business management, financial markets and financing transactions and corporate governance issues.

Jonathan Z. Cohen has served as the Executive Vice Chairman of the board of directors of our general partner since its inception in February 2013.  In addition, Mr. Cohen has served as the Executive Vice Chairman and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s Executive Vice Chairman since August 2015 and the Executive Chairman of the board of directors of Atlas Energy Group, LLC, Titan Energy, LLC’s predecessor’s general partner, since February 2015, and before that was Vice Chairman of Titan Energy, LLC’s predecessor’s general partner since February 2012.  Mr. Cohen served as Executive Chairman of the board of directors of Atlas Energy, L.P.’s general partner from January 2012 until February 2015. Before that, he served as Chairman of the board of directors of Atlas Energy’s general partner from February 2011 until January 2012 and as Vice Chairman of the board of directors of its general partner from its formation in January 2006 until February 2011. Mr. Cohen served as chairman of the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen was the Vice Chairman of the board of directors of Atlas Energy, Inc. from its incorporation in September 2000 until February 2011. Mr. Cohen was the Executive Vice Chair of the managing board of directors of Atlas Pipeline GP from its formation in 1999 until February 2015. Mr. Cohen was the Vice Chairman of the board of directors of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until February 2011. Mr. Cohen was a senior officer of Resource America, Inc. (formerly a publicly-traded specialized asset management company) from 1998 until September 2016, serving as the Chief Executive Officer from 2004 to September 2016, President from 2003 to September 2016 and a director from 2002 to September 2016. Mr. Cohen served as Chief Executive Officer, President and a director of Resource Capital Corp. from its formation in 2005 until September 2016. Since September 2016, Mr. Cohen has served as the founder and Chief Executive Officer of Hepco Capital Management, LLC, a recently formed private investment firm. Mr. Cohen served as the Chief Executive Officer of Falcon Minerals Corporation (f/k/a Osprey Energy Acquisition Corporation), a special purpose acquisition company, from April 2017 to August 2018 and has served as Chairman of the Board since August 2018.  Mr. Cohen has served on the board of directors of Energen Corporation since March 2018.  Mr. Cohen is a son of Edward E. Cohen. Mr. Cohen’s extensive knowledge of the company resulting from his long length of service with the company and its predecessors, as well as his strong financial and industry experience, allow him to contribute valuable perspectives on many issues facing the Company. Mr. Cohen’s service on the Board creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s involvement with public and private entities of varying size, complexity and focus and raising debt and equity for such entities provides him with extensive experience and contacts that are valuable to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen’s financial, business, operational and energy experience as well as the experience that he has accumulated through his activities as a financier and investor, add strategic vision to our Board to assist with our growth, operations and development. Mr. Cohen is able to draw upon these diverse experiences to provide guidance and leadership with respect to exploration and production operations, capital markets and corporate finance transactions and corporate governance issues.

William R. Bagnell has been a director of our general partner since its inception in 2013. Mr. Bagnell served as a director of Atlas Energy, Inc. from July 2009 through February 2011 and was a director of Atlas America, Inc. from February 2004 until July 2009. Mr. Bagnell is an independent energy consultant assisting fortune 500 companies manage their energy spend. Before that he was Director of Sales – Northeast of Nordic Energy Services, LLC, an alternative electric and gas supplier from October 2013 to October 2018. From October 2012 to October 2013, he was an Account Executive of Procurian Energy, an end-to-end energy management solutions company. Before that, he was Vice President of Energy for Planalytics, Inc., an energy industry risk management and software company, since March 2000. Before that, he served as Director of Business Development for Buckeye Pipeline Partners, L.P. (a refined petroleum products transportation company) from October 1992 until February 2000. Our board of directors benefits from his diverse energy experience.

Walter C. Jones has been a director of our general partner since July 2017 and serves as our audit committee chair.  Mr. Jones served as a director of Atlas Energy Group, LLC, from February 2015 until July 2017. Mr. Jones served as a director of the general partner of Atlas Energy, L.P. from October 2013 until February 2015, a director and chair of the audit committee of Atlas Energy Resources, LLC from December 2006 until September 2009, and a director of Atlas Energy, Inc. from September 2009 until March 2010.  Mr. Jones is currently an international consultant based in Washington, DC.  From November 2013 until mid-2017, Mr. Jones was the managing director of the Jones Pohl Group (JPG), an investment firm based in Dubai, UAE, which invested in clean energy projects, primarily in developing and developed markets around the globe.  JPG also was the majority shareholder of a Dubai-based geothermal energy developer, RG Safa Energy.  From April 2010 to October 2013, Mr. Jones served as the U.S. Executive Director and Chief-of-Mission to the African Development Bank in Tunis, Tunisia, having been nominated for the position by President Barack Obama in 2009 and confirmed by the U.S. Senate in 2010.  In that position, he represented the United States on the African Development Bank’s Board of Directors, and served as chair of the bank’s audit committee and vice-chair of both the ethics and development effectiveness committees. Mr. Jones served as the Head of Private Equity and General Counsel at GRAVITAS Capital Advisors, LLC from June 2005 until May 2007. Mr. Jones served in a number of positions at the Overseas Private Investment Corporation from May 1994 to May 2005, and then again from September 2007 until April 2010, including Manager for Asia, Africa, the Middle East, Latin America and the Caribbean and Senior Investment Officer in the Finance Department; and was an International Consultant at the Washington, D.C. firm of Neill & Co. before that.  Mr. Jones began his career at the law firm of Sidley & Austin, where he was a transactions attorney specializing in leveraged buyouts. Mr. Jones is a seasoned energy company director, having previously served as a director and chair of the audit committee of Atlas Energy Resources, LLC and a director of Atlas Energy, Inc. Mr. Jones’ combination of private and public sector experience, as well as his international work, has afforded him a unique combination of management and leadership experience.  Our board of directors benefits from his investment and transaction expertise as well as his valuable financial experience.

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

John P. Hanna has served as President of our general partner since July 2018 and as a director since February 2019.  From 2010 until 2018, Mr. Hanna worked at Deutsche Bank where he most recently served as a Managing Director on the Energy Investment Banking team and Co-Head of the Houston Office. Prior to joining Deutsche Bank, from 2001 to 2010 he worked at UBS in the Mergers & Acquisitions Group focused on the energy industry. Mr. Hanna received a Bachelor of Arts degree in economics from Boston College. Mr. Hanna provides the board of directors with significant energy experience related to mergers and acquisitions and capital markets.

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

Joel S. Heiser has served as General Counsel and Secretary of the general partner of Atlas Growth Partners, L.P., since July 2018, and served as Associate General Counsel and Assistant Secretary since November 2014.  In addition, Mr. Heiser was been the Senior Vice President, General Counsel and Secretary of our general partner since July 2018, and served as our Associate General Counsel and Assistant Secretary from February 2015 to July 2018.  Mr. Heiser has served as Titan Energy, LLC’s General Counsel since September 2016 and as Vice President and Secretary since July 2018.  Prior to that he served as General Counsel and Assistant Secretary of Titan’s predecessor, Atlas Resource Partners, L.P., from March 2012 until September 2016.  Mr. Heiser also served as the Associate General Counsel of the general partner of Atlas Energy, L.P., from September 2011 until February 2015.  From June 1, 2010 until August 2011, Mr. Heiser was the Vice President of Legal of EXCO Resources (PA), LLC, and was the Vice President, General Counsel and Assistant Secretary from December 2006 through May 2010 for EXCO Resources (PA), Inc.  Prior to joining EXCO, Mr. Heiser was Of Counsel at Bricker & Eckler LLP from January 2003 through December 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

           Because we did not have any securities registered pursuant to Section 12 of the Exchange Act during the fiscal year ended December 31, 2018, no persons were required to file forms or reports required by Section 16(a) of the Exchange Act during that period.

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

Conflicts Committee. The Conflicts Committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest. The Conflicts Committee determines if the conflict of interest has been resolved in accordance with our partnership agreement. If we seek approval of a conflict of interest from our Conflicts Committee, it is presumed that in making its decision, the Conflicts Committee acted in good faith in the best interest of our company. All of the members of the Conflicts Committee meet the independence standards established by the board. The members of the Conflicts Committee are Messrs. Bagnell, Kupfer and Jones.

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

Role in Risk Oversight

General

The role in risk oversight of the board of directors of our general partner (the “Board”) recognizes the multifaceted nature of risk management. We administer our risk oversight function primarily through the Audit Committee, which monitors material enterprise risks. The Audit Committee meets with the members of management as needed to discuss our risk management framework and related areas. It also reviews any major transactions or decisions affecting our risk profile or exposure, and reviews with counsel legal compliance and legal matters that could have a significant impact on our financial statements. The Audit Committee also works with our internal audit function and is responsible for monitoring the integrity and ensuring the transparency of our financial reporting processes and systems of internal controls regarding finance, accounting and regulatory compliance. However, the Atlas Energy Group Audit Committee has ultimate responsibility for overseeing the internal audit function. The Audit Committee incorporates its risk oversight function into its regular reports to the Board.

In addition to the Audit Committee’s role in risk management, the full Board regularly engages in discussions of the most significant risks that we face and how these risks are being managed. Our general partner’s senior executives provide regular updates about our strategies and objectives and the risks inherent within them at board and committee meetings and in regular reports. Board and committee meetings also provide a venue for directors to discuss issues of concern with management. The Board and committees may call special meetings when necessary to address specific issues or matters that should be addressed before the next regularly scheduled meeting. In addition, our directors have access to our management at all levels to discuss any matters of interest, including those related to risk. Those members of management most knowledgeable of the issues will attend board meetings to provide additional insight into items being discussed, including risk exposures.

Compensation Programs

Atlas Energy Group’s compensation policies and programs are intended to encourage those employees who provide services to us to remain focused on both our short-term and long-term goals.  Because we do not employ any persons, we rely on Atlas Energy Group’s Code of Business Conduct and Ethics, which applies to all our officers and our general partner’s directors, to mitigate the potential for inappropriate risk taking. We also prohibit hedging transactions involving our units so our officers and our general partner’s directors cannot insulate themselves from the effects of our unit price performance.

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

ITEM 11:	EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

For purposes of the following, the individuals listed below are collectively referred to as our “Named Executive Officers” or “NEOs.”

•	Edward E. Cohen, our Chairman of the Board and Chief Executive Officer; and
•	Jeffrey M. Slotterback, our Chief Financial Officer.

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

SUMMARY COMPENSATION TABLE

				Stock awards ($)(1)
Name	Year	Salary ($)	Bonus ($)		Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)

Edward E. Cohen	2018	55,785	—	—	—	—	55,785
	2017	105,000	105,000	—	—	422(2)	210,422
	2016	140,000	—	334,000	94,000	30,177	598,177

Jeffrey M. Slotterback	2018	38,227	—	—	—	—	38,227
	2017	52,500	80,750	—	—	—	133,250
	2016	56,038	82,000	167,000	43,500	—	348,538

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

Atlas Energy Group Employment Agreements

Effective September 4, 2015, Atlas Energy Group entered into an employment agreement with each of Edward E. Cohen, Atlas Energy Group’s Chief Executive Officer, Jonathan Z. Cohen, Atlas Energy Group’s Executive Chairman of the board of directors, Daniel C. Herz, Atlas Energy Group’s President, and Mark Schumacher, Atlas Energy Group’s Senior Vice President (collectively, the “Atlas Employment Agreements”). Messrs. D. Herz and M. Schumacher resigned from Atlas Energy Group during 2018 and were accordingly released from their respective employment agreements.  No payments or compensation was delivered or attributable to us in connection with the termination of their respective employment agreements.

The Atlas Employment Agreements with Messrs. E. Cohen and J. Cohen each provide for a term of three years (which automatically renews daily unless earlier terminated) and an initial base salary of $350,000, subject to periodic increases by the Compensation Committee.

Under the Atlas Employment Agreements, Messrs. E. Cohen and J. Cohen are entitled to receive cash and non-cash bonus compensation in such amounts as the Atlas Energy Group board or Compensation Committee may approve or under the terms of any incentive plan that we maintain for the Atlas Energy Group senior level executives.  Atlas Energy Group is required to maintain a term life insurance policy for each of Mr. E. Cohen’s and Mr. J. Cohen’s respective lives that each separate policy provide a death benefit of $3 million to one or more beneficiaries designated by Messrs. E. Cohen and J. Cohen, respectively, which such policy, at each individual’s request, can be assumed by such individual upon a termination of employment, if and as allowed by the applicable insurance company.

Under the Atlas Employment Agreements, if the executive is terminated without cause or resigns with good reason, then, subject to his execution and non-revocation of a release of claims in favor of us and related parties, the executive will be entitled to receive (a) three times the sum of the executive’s base salary plus his average incentive compensation for the previous three years (or such lesser period as applicable), (b) a pro rata cash bonus for the year of termination, (c) 36 months of continued health and life insurance , and (d) accelerated vesting of all equity-based compensation. Pursuant to the Atlas Employment Agreements, in the event of death, Messrs. E. Cohen and J. Cohen are each entitled to receive (a) a pro rata cash bonus for the year of termination and (b) accelerated vesting of all equity-based compensation.  Under the Atlas Employment Agreements, in the event of disability, Messrs. E. Cohen and J. Cohen are each entitled to receive (a) a pro rata cash bonus for the year of termination, (b) 36 months of life and health insurance, and (c) accelerated vesting of all equity-based compensation.

In addition, the Atlas Employment Agreements each contain certain restrictive covenants, including in the case of Messrs. E. Cohen and J. Cohen, a 12 month post termination noncompetition covenant and 24 month post termination nonsolicitation covenant if the executive is terminated with cause or resigns without good reason,  if prior to a change in control or after the first anniversary of a change in control, the executive is terminated with cause or resigns without good reason, or within one year following a change in control, the executive’s employment terminates for any reason.

Under each of the Atlas Employment Agreements, any payments or benefits payable to the executive will be cut back to the extent that such payments or benefits would result in the imposition of excise taxes under Section 4999 of the Internal Revenue Code, unless the executive would be better off on an after-tax basis receiving all such payments or benefits.

Long-Term Incentive Plan

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

Unit Reserve; Adjustments

Awards in respect of up to 5.25 million of Atlas Energy Group’s common units may be issued under the 2015 LTIP.  This amount is subject to adjustment as provided in the 2015 LTIP for events such as distributions (in common units or other securities or property, including cash), unit splits (including reverse splits), recapitalizations, mergers, consolidations, reorganizations, reclassifications, and other extraordinary events affecting outstanding common units such that an adjustment is necessary in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the 2015 LTIP.  Common units issued under the 2015 LTIP may consist of newly issued common units, common units acquired in the open market or from any affiliate of Atlas Energy Group, or any other person, or any combination of the foregoing.  If any award granted under the 2015 LTIP is forfeited or otherwise terminates or is cancelled or paid without the delivery of common units, then the common units covered by the award will (to the extent of the forfeiture, termination, or cancellation, as the case may be) again be available for grants of awards under the 2015 LTIP.  Common units surrendered in payment of the exercise price of an option, and withheld or surrendered for payment of taxes, will not be available for re-issuance under the 2015 LTIP.

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

Phantom Units.  Phantom units represent rights to receive common units, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property.  Phantom units are subject to terms and conditions determined by the Committee, which may include vesting restrictions.  In addition, the Committee may grant distribution equivalent rights in connection with a grant of phantom units.  Distribution equivalent rights represent the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by Atlas Energy Group with respect to common units during the period that the underlying phantom unit is outstanding.  Distribution equivalents may (a) be paid currently or may be deferred and, if deferred, may accrue interest, (b) accrue as a cash obligation or may convert into additional phantom units for the holder of the underlying phantom units, (c) be payable based on the achievement of specific goals, and (d) be payable in cash or common units or in a combination of cash and common units, in each case as determined by the Committee.

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

Withholding

All awards granted under the 2015 LTIP are subject to applicable federal (including FICA), state, and local tax withholding requirements.  If so permitted, common units may be withheld to satisfy tax withholding obligations with respect to awards paid in common units, at the time such awards become subject to employment taxes and tax withholding, as applicable, up to an amount that does not exceed the minimum required withholding for federal (including FICA), state, and local tax liabilities.  Atlas Energy Group may require forfeiture of any award for which the participant does not timely pay the applicable withholding taxes.

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

2018 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
Name	Number of Units that have not Vested	Market Value of Units that have not Vested

Jeffrey M. Slotterback	34,000(1)	340

Edward E. Cohen	68,000(2)	680

_____________________

(1)	Represents Atlas Energy phantom units, which vest as follows: 10/6/2019 - 34,000.
(2)	Represents Atlas Energy phantom units, which vest as follows: 10/6/2019 - 68,000.

2018 NONQUALIFIED DEFERRED COMPENSATION

_____________________

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

On January 18, 2019, Mr. E Cohen and Mr. J. Cohen each received a final distribution of $0.1 million from the Excess 401(k) Plan.

DIRECTOR COMPENSATION

The following table sets forth compensation for 2018 for the non-employee directors of our general partner.

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)	Total ($)
William R. Bagnell	75,000	—	—	75,000
Walter A. Jones	75,000	—	—	75,000
Jeffrey Kupfer	75,000	—	—	75,000

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

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of common units owned as of April 16, 2019 by (a) each of our general partner’s directors and named executive officers, (b) all of our general partner’s directors and executive officers as a group, and (c) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common units. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

	Common unit amount and nature of beneficial ownership	Percent of class
Beneficial owner
Directors (1)
Edward E. Cohen	30,000 (2)	*
Jonathan Z. Cohen	30,000 (3)	*
William Bagnell	—	—
John P. Hanna	—	—
Walter C. Jones	—	—
Jeffrey F. Kupfer	—	—
Jeffrey M. Slotterback	—	—
All executive officers, directors and nominees as a group (7 persons)	—	*

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

The following table provides information with respect to the beneficial ownership of the common units of ATLS as of April 16, 2019 by each of our general partner’s directors and named executive officers and all of our general partner’s directors and executive officers as a group.

	Common unit amount and nature of beneficial ownership	Percent of class
Beneficial owner
Directors (1)
Edward E. Cohen	2,655,637(2)	8.23%
Jonathan Z. Cohen	2,609,823(3)	8.09%
William Bagnell	—	—
John P. Hanna	—	—
Walter C. Jones	6,065	*
Jeffrey F. Kupfer	5,742	*
Jeffrey M. Slotterback	1,101	*
All executive officers, directors and nominees as a group (7 persons)	3,989,483(6)	12.48%

* Less than 1%

(1)	The business address for each director and executive officer is 425 Houston Street, 3rd Floor, Fort Worth, Texas 76102.
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

We do not directly employ any persons to manage or operate our business. These functions are provided by our employees and affiliates. AGP GP receives an annual management fee in connection with managing us equivalent to 1% of capital contributions per annum. During the year ended December 31, 2018, we paid $2.3 million for this management fee. ATLS charges us direct costs, such as salary and wages, and allocates indirect costs to us, such as rent for offices, based on the number of its employees who devoted substantially all their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf (including costs incurred by Titan). We will reimburse all necessary and reasonable costs allocated by AGP GP.

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

For the years ended December 31, 2018 and 2017, the accounting fees and services charged by Grant Thornton, LLP, our independent auditors, were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Audit fees(1)	$167	$165
Audit-related fees	—	—
Tax fees	—	—
Total accounting fees and services	$167	$165

(1)

Represents the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton LLP principally for the audits of our annual financial statements, reviews of our quarterly financial information and reviews of documents filed with the SEC.

Audit Committee Pre-Approval Policies and Procedures

The audit committee of our general partner, on at least an annual basis, will review audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2018 and 2017.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements: The financial statements required by this Item 15(a)(1) are set forth in “Item 8. Financial Statements and Supplementary Data”

(2)	Financial Statements Schedule

None.

(3)	Exhibits

Exhibit No.	Description

1.1	Form of Soliciting Dealer Agreement (incorporated by reference to the registration statement on Form S-1 (File No. 333-207357) filed on January 11, 2016).

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

3.1	Certificate of Limited Partnership of Atlas Growth Partners, L.P. (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

Exhibit No.	Description
3.2	Partnership Agreement of Atlas Growth Partners, L.P., dated February 11, 2013 (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

3.3	First Amended and Restated Limited Partnership Agreement of Atlas Growth Partners, L.P. (incorporated by reference to our Current Report on Form 8-K filed on April 6, 2016).

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

10.5	Atlas Growth Partners, L.P. Distribution Reinvestment Plan (incorporated by reference to our Current Report on Form 8-K filed on April 6, 2016).

21.1*	List of Subsidiaries of Atlas Growth Partners, L.P.

23.1*	Consent of VSO Petroleum Consultants, Inc.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

99.1*	Summary Reserve Report of VSO Petroleum Consultants, Inc.

101.INS*	XBRL Instance Document(1)

101.SCH*	XBRL Schema Document(1)

101.CAL*	XBRL Calculation Linkbase Document(1)

Exhibit No.	Description
101.LAB*	XBRL Label Linkbase Document(1)

101.PRE*	XBRL Presentation Linkbase Document(1)

101.DEF*	XBRL Definition Linkbase Document(1)

*	Filed herewith
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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its general partner

Date: April 16, 2019	By:	/s/ Edward E. Cohen
Edward E. Cohen Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of April 16, 2019.

/s/ Edward E. Cohen	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
Edward E. Cohen

/s/ Jonathan Z. Cohen	Executive Vice Chairman of the Board
Jonathan Z. Cohen

/s/ Jeffrey M. Slotterback	Chief Financial Officer and Director (Principal Financial Officer)
Jeffrey M. Slotterback

/s/ Matthew J. Finkbeiner	Chief Accounting Officer (Principal Accounting Officer)
Matthew J. Finkbeiner

/s/ John P. Hanna	President and Director
John P. Hanna

/s/ William R. Bagnell	Director
William R. Bagnell

/s/ Jeffrey F. Kupfer	Director
Jeffrey F. Kupfer

/s/ Walter C. Jones	Director
Walter C. Jones