Form 10-Q
period 2019-03-31
Atlas Growth Partners, L.P.
filed 2019-05-20
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:  None.

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

The number of outstanding common limited partner units of the registrant on May 17, 2019 was 23,300,410.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,647	$3,543
Accounts receivable	577	624
Total current assets	4,224	4,167
Property, plant and equipment, net	23,175	24,686
Other assets, net	51	67
Total assets	$27,450	$28,920
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$530	$791
Advances from affiliates	218	150
Accrued liabilities	543	849
Total current liabilities	1,291	1,790
Asset retirement obligations and other	123	226
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(3,528)	(3,511)
Common limited partners’ interests	26,428	27,279
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	26,036	26,904
Total liabilities and partners’ capital	$27,450	$28,920

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Natural gas revenue	$8	$36
Oil revenue	1,845	1,630
NGLs revenue	46	104
Gain (loss) on mark-to-market derivatives	—	(286)
Total revenues	1,899	1,484
Costs and expenses:
Gas and oil production	602	456
General and administrative	193	124
General and administrative – affiliate	832	857
Depreciation, depletion and amortization	1,160	975
Total costs and expenses	2,787	2,412
Operating loss	(888)	(928)
Gain on asset sales	20	—
Net loss	$(868)	$(928)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(851)	$(909)
General partner’s interest	(17)	(19)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.04)	$(0.04)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2019	100	(3,511)	23,300,410	27,279	2,330,041	3,136	26,904
Net loss	—	(17)	—	(851)	—	—	(868)
Balance at March 31, 2019	100	$(3,528)	23,300,410	$26,428	2,330,041	$3,136	$26,036

Balance at January 1, 2018	100	(2,611)	23,300,410	71,387	2,330,041	3,136	71,912
Net loss	—	(19)	—	(909)	—	—	(928)
Balance at March 31, 2018	100	$(2,630)	23,300,410	$70,478	2,330,041	$3,136	$70,984

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(868)	$(928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,160	975
Losses on derivatives	—	237
Gain on asset sales	(20)	—
Amortization of deferred financing costs	16	13
Changes in operating assets and liabilities:
Accounts receivable	48	(65)
Advances to/from affiliates	68	(147)
Accounts payable and accrued liabilities	(300)	(1,178)
Net cash provided by (used in) operating activities	104	(1,093)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(225)
Net cash used in investing activities	—	(225)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to unitholders	—	—
Net cash provided by (used in) financing activities	—	—
Net change in cash and cash equivalents	104	(1,318)
Cash and cash equivalents, beginning of year	3,543	8,236
Cash and cash equivalents, end of period	$3,647	$6,918

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

At March 31, 2019, we had 23,300,410 common limited partner units issued and outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and include all adjustments that are necessary for a fair presentation of our consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Derivative Instruments

We entered into certain financial contracts to manage our exposure to movement in commodity prices. The derivative instruments recorded in the condensed consolidated balance sheets are measured as either an asset or liability at fair value. Changes in the fair value of derivative instruments were recognized currently within gain (loss) on mark-to-market derivatives in our condensed consolidated statements of operations.

We used a market approach fair value methodology to value the assets and liabilities for our outstanding derivative instruments. We managed and reported derivative assets and liabilities on the basis of our exposure to market risks and credit risks by counterparty. Commodity derivative instruments were valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative values were calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

Three Months Ended March 31,
2018
Gains (losses) recognized on cash settlement	$(49)
Changes in fair value on open derivative contracts	(237)
Gain (loss) on mark-to-market derivatives	$(286)

For the three months ended March 31, 2019, we did not have any commodity derivatives outstanding.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.6 million at both March 31, 2019 and December 31, 2018.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(868)	$(928)
Less: General partner’s interest	(17)	(19)
Net loss attributable to common limited partners	$(851)	$(909)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average number of common units – basic	23,300	23,300
Add effect of dilutive awards(1)	—	—
Weighted average number of common units – diluted	23,300	23,300

(1)

For each of the three months ended March 31, 2019 and 2018, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. We have evaluated our existing arrangements and service contracts and determined that none of the agreements meet the definition of a lease as defined in ASC 842. As such, there was no impact to our consolidated results of operations, financial position and financial disclosures upon adoption of the new accounting standard on January 1, 2019.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Natural gas and oil properties:
Proved properties	$138,371	$154,954
Support equipment and other	3,188	3,188
	141,559	158,142
Less – accumulated depreciation, depletion and amortization	(118,384)	(133,456)
	$23,175	$24,686

During the three months ended March 31, 2018, we recognized $4.4 million of non-cash investing activities capital expenditures, which were included within the changes in accounts payable and accrued liabilities on our condensed consolidated statements of cash flows. During the three months ended March 31, 2019, we did not have any non-cash investing activity capital expenditures.

NOTE 4 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both of the three months ended March 31, 2019 and 2018, we paid a management fee of $0.6 million to our general partner. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, we had payables to ATLS of $0.1 million and zero, respectively, related to the management fee, direct costs and allocated indirect costs, which were recorded in advances from affiliates in the condensed consolidated balance sheets.

Relationship with Titan. At the direction of ATLS, we reimburse Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of March 31, 2019 and December 31, 2018, we had payables to Titan of $0.2 million and $0.1 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the condensed consolidated balance sheets.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of March 31, 2019, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits to such executives. The agreements provide for severance payments under certain circumstances.

As of March 31, 2019, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of March 31, 2019 and December 31, 2018.

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

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas generating stable cash flows, despite a significant decline in oil and natural gas prices.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  At March 31, 2019, we had $3.6 million of cash on our balance sheet and no debt.

During the three months ended March 31, 2018, we deployed $0.2 million of cash on hand to drill and complete one Eagle Ford Shale well that turned in-line during May 2018. The well has increased our production and provided additional cash flow to our business. With this additional well, we have enhanced ability to generate positive cash flow from our operations and take advantage of opportunities to drill new Eagle Ford Shale wells or take on other strategic initiatives and transactions should favorable conditions arise.

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

Since 2017, the natural gas, oil and natural gas liquids commodity price markets have been marked by volatility. While we anticipate high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves. The economics of drilling new oil wells across our acreage position in the Eagle Ford Shale in south Texas have improved substantially over the past two years, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. We have established production positions in the following areas:

•	the Eagle Ford Shale in south Texas, an oil-rich area, in which we acquired acreage in November 2014, where we derive over 95% of our production volumes and revenues; and
•	the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area.

In January 2019, we sold our Marble Falls position, which resulted in a gain of $20 thousand after customary purchase price adjustments.

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended March 31,
	2019	2018

Gross wells drilled(1)	—	1
Net wells drilled(1)	—	1
Gross wells turned in line(2)	—	—
Net wells turned in line(2)	—	—

(1)	There were no exploratory wells drilled during each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Total production volumes per day: (1)
Natural gas (Boed)	29	44
Oil (Bpd)	365	279
NGLs (Bpd)	37	49
Total (Boed)	431	372
Total production volumes: (1)
Natural gas (MBoe)	3	4
Oil (MBbls)	33	25
NGLs (MBbls)	3	4
Total (MBoe)	39	34

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for oil. The following table presents our production revenues and average sales prices for our natural gas, oil, and NGL production, along with our average production costs, which include lease operating expenses, taxes, and transportation and compression costs, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Production revenues (in thousands):
Natural gas revenue	$8	$36
Oil revenue	1,845	1,630
NGLs revenue	46	104
Total production revenues	$1,899	$1,770
Average sales price, unhedged:
Natural gas (per Mcf)	$0.52	$1.53
Oil (per Bbl)	$56.17	$64.88
NGLs (per Bbl)	$13.71	$23.45

Total Gas and Oil Costs (in thousands)	$602	$456

Gas and Oil Production costs (per Boe):
Lease operating expenses	$11.37	$10.03
Production taxes	3.74	3.37
Transportation and compression	0.41	0.21
	$15.52	$13.62

Our gas and oil production revenues were higher in the current quarter as compared to the prior year period due to a $0.8 million increase related to production from an additional well turned in line during May 2018, partially offset by a $0.5 million decrease in oil production volumes from existing wells and a $0.2 million decrease due to lower realized average oil sales prices.

Our gas and oil production costs were higher in the current quarter as compared to the prior year period due to a $0.1 million increase in production costs in the Eagle Ford Shale due to our well that turned in-line during May 2018.

OTHER REVENUES AND EXPENSES

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Other Revenues
Loss on mark-to-market derivatives	$—	$(286)

Other Expenses
General and administrative	$1,025	$981
Depreciation, depletion and amortization	1,160	975
Gain on asset sales	20	—

Loss on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized losses during the three months ended March 31, 2018 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end. For the three months ended March 31, 2019, we did not have any commodity derivatives outstanding.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2019 were consistent with the general and administrative expenses for the three months ended March 31, 2018, comprised of allocated portions of salaries, wages and other corporate activity.

Depreciation, Depletion and Amortization. The increase in depreciation, depletion and amortization in the current quarter was primarily due to a revision in our unit of production amortization rate, which was revised at the beginning of the year due to changes in our reserve quantities, resulting in a $0.6 million increase in our depletion expense.  This was offset by a $0.4 million decrease in our depletion expense due to impairments of our proved oil and gas properties in our Eagle Ford operating area recorded in the fourth quarter of 2018, which were impaired due to lower forecasted production performance and commodity prices.

Gain on asset sales. In January 2019, we sold our Marble Falls position, which resulted in a gain of $20 thousand after customary purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently fund our operations through cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices.

As of March 31, 2019, we had $3.6 million of cash on our balance sheet and no debt.

Cash Flows

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$104	$(1,093)
Net cash used in investing activities	—	(225)
Net cash used in financing activities	—	—

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Cash Flows from Operating Activities:

The change in cash flows provided by (used in) operating activities compared with the prior period was due to:

•

an increase of $0.8 million in net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses;

•

a decrease of $0.2 million in net cash used in operating activities from advances from affiliates related to the direct costs, indirect cost allocation,  and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures; and

•	a decrease of $0.2 million in net cash used in operating activities related to cash settlement payments on our commodity derivative contracts.

Cash Flows used in Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to a decrease of $0.2 million in capital expenditures related to our development activities in the Eagle Ford Shale.

Capital Requirements

As of March 31, 2019, we did not have any material accrued well drilling and completion and capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to our contractual obligations and commercial commitments outside the ordinary course of our business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of March 31, 2019, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2020. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our financial results. For the three months ended March 31, 2019, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended March 31, 2020 of $0.8 million.

Realized pricing of natural gas, oil, and NGL production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and NGL production. Pricing for natural gas, oil and NGL production has been volatile and unpredictable for many years.

ITEM 4:	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2019.

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: May 20, 2019	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Date: May 20, 2019	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer