Form 10-Q
period 2019-06-30
Atlas Growth Partners, L.P.
filed 2019-08-14
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of outstanding common limited partner units of the registrant on August 13, 2019 was 23,300,410.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,717	$3,543
Accounts receivable	324	624
Advances to affiliates…	93	—
Total current assets	4,134	4,167
Property, plant and equipment, net	22,268	24,686
Other assets, net	—	67
Total assets	$26,402	$28,920
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$579	$791
Advances from affiliates	—	150
Accrued liabilities	474	849
Total current liabilities	1,053	1,790
Asset retirement obligations and other	152	226
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(3,544)	(3,511)
Common limited partners’ interests	25,605	27,279
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	25,197	26,904
Total liabilities and partners’ capital	$26,402	$28,920

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Natural gas revenue	$21	$65	$29	$101
Oil revenue	1,831	2,787	3,676	4,417
NGLs revenue	51	119	97	223
Gain (loss) on mark-to-market derivatives	—	(292)	—	(578)
Total revenues	1,903	2,679	3,802	4,163
Costs and expenses:
Oil and gas production	677	986	1,279	1,442
General and administrative	387	164	580	288
General and administrative – affiliate	819	820	1,651	1,677
Depreciation, depletion and amortization	859	1,724	2,019	2,699
Total costs and expenses	2,742	3,694	5,529	6,106
Operating loss	(839)	(1,015)	(1,727)	(1,943)
Gain on asset sales	—	—	20	—
Net loss	$(839)	$(1,015)	$(1,707)	$(1,943)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	(823)	(995)	(1,674)	(1,904)
General partner’s interest	(16)	(20)	(33)	(39)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.08)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except units and warrants data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2019	100	$(3,511)	23,300,410	$27,279	2,330,041	$3,136	$26,904
Net loss	—	(17)	—	(851)	—	—	(868)
Balance at March 31, 2019	100	$(3,528)	23,300,410	$26,428	2,330,041	$3,136	$26,036
Net loss	—	(16)	—	(823)	—	—	(839)
Balance at June 30, 2019	100	$(3,544)	23,300,410	$25,605	2,330,041	$3,136	$25,197

Balance at January 1, 2018	100	$(2,611)	23,300,410	$71,387	2,330,041	$3,136	$71,912
Net loss	—	(19)	—	(909)	—	—	(928)
Balance at March 31, 2018	100	$(2,630)	23,300,410	$70,478	2,330,041	$3,136	$70,984
Net loss	—	(20)	—	(995)	—	—	(1,015)
Balance at June 30, 2018	100	$(2,650)	23,300,410	$69,483	2,330,041	$3,136	$69,969

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,707)	$(1,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	2,019	2,699
Losses from changes on derivatives	—	442
Gain on asset sales	(20)	—
Amortization of deferred financing costs	67	25
Changes in operating assets and liabilities:
Accounts receivable	301	(874)
Advances to/from affiliates	(243)	844
Accounts payable and accrued liabilities	(243)	(51)
Net cash provided by operating activities	174	1,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(6,027)
Net cash used in investing activities	—	(6,027)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to unitholders	—	—
Net cash used in financing activities	—	—
Net change in cash and cash equivalents	174	(4,885)
Cash and cash equivalents, beginning of period	3,543	8,236
Cash and cash equivalents, end of period	$3,717	$3,351

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

At June 30, 2019, we had 23,300,410 common limited partner units issued and outstanding.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our condensed consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our condensed consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals and depletion of gas and oil properties. The oil and gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results may be recorded using estimated volumes and contract market prices. Actual results may differ from those estimates.

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

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Gains (losses) recognized on cash settlement	$4	$(136)
Changes in fair value on open derivative contracts	(296)	(442)
Gain (loss) on mark-to-market derivatives	$(292)	$(578)

For the three and six months ended June 30, 2019, we did not have any commodity derivatives outstanding.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.3 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(839)	$(1,015)	$(1,707)	$(1,943)
Less: General partner’s interest	(16)	(20)	(33)	(39)
Net loss attributable to common limited partners	$(823)	$(995)	$(1,674)	$(1,904)

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of common limited partner warrants, as calculated by the treasury stock method.

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of common units – basic	23,300	23,300	23,300	23,300
Add effect of dilutive awards(1)	—	—	—	—
Weighted average number of common units – diluted	23,300	23,300	23,300	23,300

(1)

For each of the three and six months ended June 30, 2019 and 2018, 2,330,041 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Natural gas and oil properties:
Proved properties	$138,323	$154,954
Support equipment and other	3,188	3,188
	141,511	158,142
Less – accumulated depreciation, depletion and amortization	(119,243)	(133,456)
	$22,268	$24,686

During the six months ended June 30, 2018, we recognized $0.1 million of non-cash investing activity capital expenditures, which were included within the changes in accounts payable and accrued liabilities on our condensed consolidated statements of cash flows. During the six months ended June 30, 2019, we did not have any non-cash investing activity capital expenditures.

NOTE 4 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both of the three months ended June 30, 2019 and 2018, we paid a management fee of $0.6 million to our general partner and during both of the six months ended June 30, 2019 and 2018 we paid a management fee of $1.1 million to our general partner. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, we had payables to ATLS of $0.1 million and zero, respectively, related to the management fee, direct costs and allocated indirect costs, which were recorded in advances from affiliates in the condensed consolidated balance sheets.

Relationship with Titan. At the direction of ATLS, we reimburse Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of June 30, 2019 and December 31, 2018, we had receivables from Titan of $0.2 million and payables to Titan of $0.1 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the condensed consolidated balance sheets.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of June 30, 2019, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits to such executives. The agreements provide for severance payments under certain circumstances.

As of June 30, 2019, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of June 30, 2019 and December 31, 2018.

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

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  At June 30, 2019, we had $3.7 million of cash on our balance sheet and no debt.

During the six months ended June 30, 2018, we deployed $6.0 million of cash on hand to drill and complete one Eagle Ford Shale well that turned in-line during May 2018. The well has increased our production and provided additional cash flow to our business. With this additional well, we have enhanced ability to generate positive cash flow from our operations and take advantage of opportunities to drill new Eagle Ford Shale wells or take on other strategic initiatives and transactions should favorable conditions arise.

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

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross wells drilled(1)	—	—	—	1
Net wells drilled(1)	—	—	—	1
Gross wells turned in line(2)	—	1	—	1
Net wells turned in line(2)	—	1	—	1

(1)	There were no exploratory wells drilled during each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total production volumes per day:
Natural gas (Boed)	31	52	30	48
Oil (Bpd)	318	450	342	365
NGLs (Bpd)	38	57	37	53
Total (Boed)	387	559	409	466
Total production volumes:
Natural gas (MBoe)	3	5	5	9
Oil (MBbls)	29	41	62	66
NGLs (MBbls)	3	5	7	10
Total (MBoe)	35	51	74	85

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Production revenues (in thousands):
Natural gas revenue	$21	$65	$29	$101
Oil revenue	1,831	2,787	3,676	4,417
NGLs revenue	51	119	97	223
Total production revenues	$1,903	$2,971	$3,802	$4,741
Average sales price, unhedged:
Natural gas (per Mcf)	$1.24	$2.27	$0.89	$1.93
Oil (per Bbl)	$63.21	$68.08	$59.47	$66.87
NGLs (per Bbl)	$14.89	$22.83	$14.31	$23.17

Total Oil and Gas Costs (in thousands)	$677	$986	$1,279	$1,442

Total Production costs (per Boe):
Lease operating expenses	$15.24	$15.26	$13.21	$13.19
Production taxes	3.58	3.53	3.66	3.47
Transportation and compression	0.40	0.16	0.41	0.18
Total production costs per Boe	$19.22	$18.95	$17.28	$16.84

Our oil and gas production revenues were lower in the current quarter as compared to the prior year period due to a $1.7 million decrease in oil production volumes from existing wells and a $0.1 million decrease due to lower realized average oil sales prices, partially offset by a $0.7 million increase related to production from an additional well turned in line during May 2018. Our oil and gas production revenues were lower in the six months ended June 30, 2019 as compared to the prior year period due to a $2.1 million decrease in oil production volumes from existing wells and a $0.3 million decrease due to lower realized average oil sales prices, partially offset by a $1.5 million increase related to production from an additional well turned in line during May 2018.

Our oil and gas production costs were lower in the current quarter as compared to the prior year period due to a $0.2 million decrease in production costs resulting from lower volumes and a $0.1 million decrease in property tax expense. Our oil and gas production costs were lower in the six months ended June 30, 2019 as compared to the prior year period due to a $0.2 million decrease in production costs resulting from lower volumes, partially offset by a $0.1 million increase in production costs in the Eagle Ford Shale due to our well that turned in line during May 2018.

OTHER REVENUES AND EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Other Revenues
Gain (loss) on mark-to-market derivatives	$—	$(292)	$—	$(578)

Other Expenses
General and administrative	$1,206	$984	$2,231	$1,965
Depreciation, depletion and amortization	859	1,724	2,019	2,699
Gain on asset sales	—	—	20	—

Loss on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized losses during the three and six months ended June 30, 2018 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end. For the three and six months ended June 30, 2019, we did not have any commodity derivatives outstanding.

General and Administrative Expenses. The increase in general and administrative expenses for the current quarter and the six months ended June 30, 2019 as compared to the prior year periods were due to increases of $0.2 million and $0.3 million, respectively, in salaries, wages and other corporate activity costs allocated to us as a result of increased corporate activities.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization in the current quarter and the six months ended June 30, 2019 as compared to the prior year periods was primarily due to decreases of $0.9 million and $0.7 million, respectively, in our depletion expense resulting from asset impairments recorded in the 4th quarter of 2018, which lowered our depletable base, and lower production volumes.

Gain on asset sales. In January 2019, we sold our Marble Falls position, which resulted in a gain of $20 thousand after customary purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently fund our operations through cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices.

As of June 30, 2019, we had $3.7 million of cash on our balance sheet and no debt.

Cash Flows

	Six Months Ended June 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$174	$1,142
Net cash used in investing activities	—	(6,027)
Net cash used in financing activities	—	—

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Cash Flows from Operating Activities:

The change in cash flows provided by operating activities compared with the prior period was due to:

•

an increase of $0.4 million in net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses; and

•

an increase of $1.1 million in net cash used in operating activities from advances from affiliates related to the direct costs, indirect cost allocation,  and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures; partially offset by

•	a decrease of $0.5 million in net cash used in operating activities related to cash settlement payments on our commodity derivative contracts.

Cash Flows used in Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to a decrease of $6.0 million in capital expenditures related to our development activities in the Eagle Ford Shale in 2018.  We did not have any development activity in 2019.

Capital Requirements

As of June 30, 2019, we did not have any material accrued well drilling and completion and capital expenditures.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of June 30, 2019, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2020. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our financial results. For the three months ended June 30, 2019, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended June 30, 2020 of $0.8 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2019.

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: August 14, 2019	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Date: August 14, 2019	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer