Form 10-Q
period 2019-09-30
Atlas Growth Partners, L.P.
filed 2019-11-14
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding common limited partner units of the registrant on November 13, 2019 was 23,300,410.

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS GROWTH PARTNERS, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to obtain long-term financing for our property acquisitions and drilling activities in a timely manner;
•	the suspension of our quarterly distribution;
•	our lack of ability to raise capital, in the capital markets or otherwise;
•	our ability to continue as a going concern;
•	our business and investment strategy;
•	the effect of general market, oil and gas market (including volatility of realized prices for oil, natural gas and natural gas liquids), and economic and political conditions;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	our ability to generate sufficient cash flows to re-start distributions to our unitholders;
•	the degree and nature of our competition; and
•	the availability of qualified personnel at our general partner and Atlas Energy Group, LLC.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,199	$3,543
Accounts receivable	327	624
Total current assets	3,526	4,167
Property, plant and equipment, net	21,663	24,686
Other assets, net	—	67
Total assets	$25,189	$28,920
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$560	$791
Advances from affiliates	230	150
Accrued liabilities	537	849
Total current liabilities	1,327	1,790
Asset retirement obligations and other	212	226
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(3,575)	(3,511)
Common limited partners’ interests	24,089	27,279
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	23,650	26,904
Total liabilities and partners’ capital	$25,189	$28,920

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Natural gas revenue	$16	$51	$45	$152
Oil revenue	718	2,849	4,394	7,266
NGLs revenue	30	161	127	384
Loss on mark-to-market derivatives	—	(26)	—	(604)
Total revenues	764	3,035	4,566	7,198
Costs and expenses:
Oil and gas production	610	663	1,889	2,105
General and administrative	288	113	868	401
General and administrative – affiliate	780	812	2,431	2,489
Depreciation, depletion and amortization	585	1,274	2,604	3,973
Total costs and expenses	2,263	2,862	7,792	8,968
Operating income (loss)	(1,499)	173	(3,226)	(1,770)
Loss on asset sales	(48)	—	(28)	—
Net income (loss)	$(1,547)	$173	$(3,254)	$(1,770)
Allocation of net income (loss) attributable to common limited partners and the general partner:
Common limited partners’ interest	(1,516)	169	(3,190)	(1,735)
General partner’s interest	(31)	4	(64)	(35)
Net income (loss) attributable to common limited partners per unit:
Basic and Diluted	$(0.07)	$0.01	$(0.14)	$(0.07)
Weighted average common limited partner units outstanding:
Basic	23,300	23,300	23,300	23,300
Diluted	23,300	25,630	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except units and warrants data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2019	100	$(3,511)	23,300,410	$27,279	2,330,041	$3,136	$26,904
Net loss	—	(17)	—	(851)	—	—	(868)
Balance at March 31, 2019	100	$(3,528)	23,300,410	$26,428	2,330,041	$3,136	$26,036
Net loss	—	(16)	—	(823)	—	—	(839)
Balance at June 30, 2019	100	$(3,544)	23,300,410	$25,605	2,330,041	$3,136	$25,197
Net loss	—	(31)	—	(1,516)	—	—	(1,547)
Balance at September 30, 2019	100	$(3,575)	23,300,410	$24,089	2,330,041	$3,136	$23,650

Balance at January 1, 2018	100	$(2,611)	23,300,410	$71,387	2,330,041	$3,136	$71,912
Net loss	—	(19)	—	(909)	—	—	(928)
Balance at March 31, 2018	100	$(2,630)	23,300,410	$70,478	2,330,041	$3,136	$70,984
Net loss	—	(20)	—	(995)	—	—	(1,015)
Balance at June 30, 2018	100	$(2,650)	23,300,410	$69,483	2,330,041	$3,136	$69,969
Net income	—	4	—	169	—	—	173
Balance at September 30, 2018	100	$(2,646)	23,300,410	$69,652	2,330,041	$3,136	$70,142

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,254)	$(1,770)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	2,604	3,973
Losses from changes on derivatives	—	271
Loss on asset sales	28	—
Amortization of deferred financing costs	67	38
Changes in operating assets and liabilities:
Accounts receivable	297	(705)
Advances to/from affiliates	96	(1,065)
Accounts payable and accrued liabilities	(162)	294
Net cash (used in) provided by operating activities	(324)	1,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(6,792)
Proceeds from sale of assets	(20)	—
Net cash used in investing activities	(20)	(6,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to unitholders	—	—
Net cash used in financing activities	—	—
Net change in cash and cash equivalents	(344)	(5,756)
Cash and cash equivalents, beginning of period	3,543	8,236
Cash and cash equivalents, end of period	$3,199	$2,480

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

At September 30, 2019, we had 23,300,410 common limited partner units issued and outstanding.

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

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to our condensed consolidated statement of operations. Upon the sale of an individual well, we credit the proceeds to accumulated depreciation and depletion within our condensed consolidated balance sheet. Upon our sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in our condensed consolidated statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

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

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Gains (losses) recognized on cash settlement	$44	$(333)
Changes in fair value on open derivative contracts	(70)	(271)
Losses on mark-to-market derivatives	$(26)	$(604)

For the three and nine months ended September 30, 2019, we did not have any commodity derivatives outstanding.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.3 million and $0.6 million at September 30, 2019 and December 31, 2018, respectively.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,547)	$173	$(3,254)	$(1,770)
Less: General partner’s interest	31	(4)	64	35
Net income (loss) attributable to common limited partners	$(1,516)	$169	$(3,190)	$(1,735)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of common units – basic	23,300	23,300	23,300	23,300
Add effect of dilutive awards(1)	—	2,330	—	—
Weighted average number of common units – diluted	23,300	25,630	23,300	23,300

(1)

For the three months ended September 30, 2019 and the nine months ended September 30, 2019 and 2018, 2,330,041 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive. For the three months ended September 30, 2018, units issuable upon the exercise of the warrants are included in the computation of diluted earnings attributable to common limited partners per unit because the exercise of such warrants would have been dilutive given our net income (loss) for the period.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-02, “Leases (Topic 842)”. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. We have evaluated our existing arrangements and service contracts and determined that none of the agreements meet the definition of a lease as defined in Topic 842. As such, there was no impact to our consolidated results of operations, financial position and financial disclosures upon adoption of the new accounting standard on January 1, 2019.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Natural gas and oil properties:
Proved properties	$137,627	$154,954
Support equipment and other	3,188	3,188
	140,815	158,142
Less – accumulated depreciation, depletion and amortization	(119,152)	(133,456)
	$21,663	$24,686

During the nine months ended September 30, 2018, we deployed $6.8 million of cash on hand to drill and complete one Eagle Ford Shale well that turned in-line in May 2018. During the nine months ended September 30, 2019 and 2018, we did not have any non-cash investing activity capital expenditures.

During the nine months ended September 30, 2019, we sold property, plant and equipment with net book value of $0.4 million.

NOTE 4 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both of the three months ended September 30, 2019 and 2018, we paid a management fee of $0.6 million to our general partner and during both of the nine months ended September 30, 2019 and 2018 we paid a management fee of $1.7 million to our general partner. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, we had no payables to ATLS, related to the management fee, direct costs and allocated indirect costs, which were recorded in advances from affiliates in the condensed consolidated balance sheets.

Relationship with Titan. At the direction of ATLS, we reimburse Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of September 30, 2019 and December 31, 2018, we had payables to Titan of $0.2 million and $0.1 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the condensed consolidated balance sheets.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of September 30, 2019, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits to such executives. The agreements provide for severance payments under certain circumstances.

As of September 30, 2019, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of September 30, 2019 and December 31, 2018.

NOTE 6 – CORRECTION OF AN IMMATERIAL ERROR

In connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2019, we identified an error in the amounts settled from our purchaser for the production periods June 2018 to July 2019.  The purchaser is issuing revised settlement statements for this period, which will result in a reduction of revenues of $0.8 million and depletion expense of $0.3 million for a net increase in our net loss of $0.5 million.  The adjustment changed our advances to (from) affiliates from a receivable of $0.5 million to a payable of $0.2 million for the period ended September 30, 2019. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to our condensed consolidated financial statements for any prior annual or interim period. Therefore, amendments of previously filed reports are not required. If the settlement statement correction had been recognized in the respective production months of 2018, the revenue reported for 2018 would have been decreased $0.4 million from $8.2 million to $7.8 million, net loss would have increased $0.4 million from $44.1 million to $44.5 million and total assets would have decreased $0.4 million from $28.9 million to $28.5 million.  If the settlement statement correction had been recognized in the respective production months, for the nine months ended September 30, 2019, revenue would have been increased by $0.4 million from $4.6 million to $5.0 million, net loss would have decreased $0.4 million from $3.3 million to $2.9 million.  For the three months ended September 30, 2019, revenue would have been increased by $0.8 million from $0.8 million to $1.6 million, net loss would have decreased $0.4 million from $1.5 million to $1.1 million.  The total assets as of September 30, 2019 would have decreased $0.2 million from $25.2 million to $25 million.

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

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  At September 30, 2019, we had $3.2 million of cash on our balance sheet and no debt.

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

•

the Marble Falls play in the Fort Worth Basin in northern Texas, in which we own acreage and producing wells, which contains liquids-rich natural gas and oil. In January 2019, we sold our Marble Falls position, which resulted in a gain of $20 thousand after customary purchase price adjustments; and

•

the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area. In July 2019, we sold our Mississippi Lime position, which resulted in a loss of $48 thousand after customary purchase price adjustments.

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross wells drilled(1)	—	—	—	1
Net wells drilled(1)	—	—	—	1
Gross wells turned in line(2)	—	—	—	1
Net wells turned in line(2)	—	—	—	1

(1)	There were no exploratory wells drilled during each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total production volumes per day:
Natural gas (Boed)	29	55	30	51
Oil (Bpd)	151	431	277	387
NGLs (Bpd)	36	62	37	56
Total (Boed)	216	548	344	494
Total production volumes:
Natural gas (MBoe)	3	4	8	15
Oil (MBbls)	14	40	76	105
NGLs (MBbls)	3	6	10	15
Total (MBoe)	20	50	94	135

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Production revenues (in thousands):
Natural gas revenue	$16	$51	$45	$152
Oil revenue	718	2,849	4,394	7,266
NGLs revenue	30	161	127	384
Total production revenues	$764	$3,061	$4,566	$7,802
Average sales price, unhedged:
Natural gas (per Mcf)	$0.99	$1.74	$0.93	$1.86
Oil (per Bbl)	$51.54	$70.93	$58.01	$68.40
NGLs (per Bbl)	$9.14	$28.41	$12.62	$25.13

Total Oil and Gas Costs (in thousands)	$610	$663	$1,889	$2,105

Total Production costs (per Boe):
Lease operating expenses	$25.03	$9.43	$15.72	$11.77
Production taxes	4.98	3.13	3.94	3.35
Transportation and compression	0.65	0.34	0.46	0.24
Total production costs per Boe	$30.66	$12.90	$20.12	$15.36

Our oil and gas production revenues were lower in the current quarter as compared to the prior year period due to a $1.0 million decrease in oil production volumes from existing wells, a $0.8 million decrease due to settlement statement correction from purchaser for production periods June 2018 to July 2019 and a $0.5 million decrease due to lower realized prices.  Our oil and gas production revenues were lower in the nine months ended September 30, 2019 as compared to the prior year period due to a $3.1 million decrease in oil production volumes from existing wells, a $0.8 million decrease due to settlement statement correction from purchaser for production periods June 2018 to July 2019 and a $0.8 million decrease due to lower realized average oil sales prices, partially offset by a $1.5 million increase related to production from an additional well turned in line during May 2018.

Our oil and gas production costs in the current quarter were comparable to the prior year period. Our oil and gas production costs were lower in the nine months ended September 30, 2019 as compared to the prior year period due to a $0.6 million decrease in production costs resulting from lower volumes, partially offset by a $0.4 million increase in production costs in the Eagle Ford Shale due to our well that turned in line during May 2018.

OTHER REVENUES AND EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Other Revenues
Loss on mark-to-market derivatives	$—	$(26)	$—	$(604)

Other Expenses
General and administrative	$1,068	$925	$3,299	$2,890
Depreciation, depletion and amortization	585	1,274	2,604	3,973
Loss on asset sales	(48)	—	(28)	—

Loss on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within loss on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized losses during the three and nine months ended September 30, 2018 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end. For the three and nine months ended September 30, 2019, we did not have any commodity derivatives outstanding.

General and Administrative Expenses. The increase in general and administrative expenses for the current quarter and the nine months ended September 30, 2019 as compared to the prior year periods were due to increases of $0.1 million and $0.4 million, respectively, in corporate activity costs related to due diligence costs for acquisition evaluations.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization in the current quarter and the nine months ended September 30, 2019 as compared to the prior year periods was primarily due to decreases of $0.7 million and $1.4 million, respectively, in our depletion expense resulting from asset impairments recorded in the 4th quarter of 2018, which lowered our depletable base, decreased volumes due to purchaser settlement adjustment, and lower production volumes.

Loss on Asset Sales. In January 2019, we sold our Marble Falls position, which resulted in a gain of $20 thousand after customary purchase price adjustments. In July 2019, we sold our Mississippi Lime position, which resulted in a loss of $48 thousand after customary purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently fund our operations through cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices.

As of September 30, 2019, we had $3.2 million of cash on our balance sheet and no debt.

Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(344)	$1,036
Net cash used in investing activities	—	(6,792)
Net cash used in financing activities	—	—

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Cash Flows from Operating Activities:

The change in cash flows (used in) provided by operating activities compared with the prior period was due to:

•

an increase of $0.5 million in net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses; and

•

a decrease of $1.1 million in net cash used in operating activities from advances from affiliates related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures; partially offset by

•	a decrease of $0.8 million in net cash used in operating activities related to cash settlement payments on our commodity derivative contracts.

Cash Flows used in Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to a decrease of $6.8 million in capital expenditures related to our development activities in the Eagle Ford Shale in 2018.  We did not have any development activity in 2019.

Capital Requirements

As of September 30, 2019, we did not have any material accrued well drilling and completion and capital expenditures.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of September 30, 2019, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2020. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our financial results. For the three months ended September 30, 2019, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended September 30, 2020 of $0.6 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6:EXHIBITS

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: November 14, 2019	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman of the Board and Chief Executive Officer

Date: November 14, 2019	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer