Form 10-K
period 2019-12-31
Atlas Growth Partners, L.P.
filed 2020-04-16
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 000-55603

Atlas Growth Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0906030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
425 Houston Street, Suite 300 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 412-489-0006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common units representing limited partner interests; warrants to purchase common units at an exercise price of $10.00 per common unit

(Title of class)

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s commons units were not publicly traded. Accordingly, there was no market value for the registrant’s common units on such date.

The number of outstanding common limited partner units of the registrant on April 16, 2020 was 23,300,410.

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

FASB. Financial Accounting Standards Board.

field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms, structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.

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

Management Overview and Outlook

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas generating stable cash flows, despite a significant decline in oil and natural gas prices.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  As of December 31, 2019, we had $2.2 million of cash on our balance sheet and no debt. Our general and administrative expenses increased $0.6 million to $4.5 million for the year ended December 31, 2019 from $3.9 million for the year ended December 31, 2018.

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

Geographic and Geologic Overview

Through December 31, 2019, our production positions were in the following areas:

Eagle Ford. The Eagle Ford Shale is an Upper Cretaceous-age formation that is prospective for horizontal drilling in approximately 26 counties across south Texas. Target vertical depths range from 4,000 to some 11,000+ feet with thickness from 40 to over 400 feet. The Eagle Ford formation is considered to be the primary source rock for many conventional oil and gas fields including the prolific East Texas Oil Field, one of the largest oil fields in the contiguous United States. We acquired our Eagle Ford position through a series of acquisitions in 2014 and 2015 for approximately $100 million. We estimate 4 Bcfe of total proved reserves for our Eagle Ford position, of which 88% are oil. Over 99% of our production volumes and 98% of our revenues are derived from our Eagle Ford operations.

Marble Falls. The Marble Falls play is Pennsylvanian-age formation located above the Barnett Shale and beneath the Atoka at depths of approximately 5,500 feet and ranges in thickness from 50 and 500 feet. In January 2019, we sold our Marble Falls position, which resulted in a gain of $15 thousand after customary purchase price adjustments.

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

Natural Gas, Oil and NGL Reserves

The following tables summarize information regarding our estimated proved natural gas, oil and NGL reserves.  See Item 1A: Risk Factors—Risks Relating to Our Business and Item 8: Financial Statements and Supplementary Data—Note 12 for additional information and considerations regarding the preparation and estimates used in our reserves.

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

	December 31,
	2019	2018
Unadjusted Prices
Natural gas (per MMBtu)	$2.58	$3.10
Oil (per Bbl)	$55.69	$65.56
Natural gas liquids (per Bbl)	$15.59	$25.57
Average Realized Prices, Unhedged
Natural gas (per Mcf)	$1.21	$2.03
Oil (per Bbl)	$57.99	$67.13
Natural gas liquids (per Bbl)	$13.50	$24.26

	December 31,
	2019	2018
Proved reserves:
Natural gas reserves (MMcf):
Proved developed reserves	283	292
Proved undeveloped reserves	—	810
Total proved reserves of natural gas	283	1,102
Oil reserves (MBbl):
Proved developed reserves	493	676
Proved undeveloped reserves	—	3,191
Total proved reserves of oil	493	3,867
NGL reserves (MBbl):
Proved developed reserves	53	69
Proved undeveloped reserves	—	190
Total proved reserves of NGL	53	259
Total proved reserves (MMcfe)	3,558	25,857
Standardized measure of discounted future cash flows (in thousands)	$7,827	$51,715

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

Proved Undeveloped Reserves (“PUDs”)

PUD Locations. As of December 31, 2019, we had no PUD locations primarily due to the uncertainty of availability of capital for future development. These PUDs are based on the definition of PUDs in accordance with the SEC’s rules allowing the use of techniques that have been proven effective through documented evidence, such as actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

Material changes in PUDs. As of January 1, 2019, we had 12 PUD locations totaling approximately 21 net Bcfe’s of natural gas, oil, and NGLs.  Material changes in PUDs for the year ended December 31, 2019 resulted from the removal of proved undeveloped properties as a result of uncertainty regarding our ability to access capital to develop the proved undeveloped reserves.

Development Costs. There were no development costs incurred during the year ended December 31, 2019.

Productive Wells

The following table sets forth information regarding productive natural gas and oil wells in which we had a working interest as of December 31, 2019. Productive wells consist of producing wells and wells capable of production. Gross wells are the total number of productive wells in which we have an interest directly and net wells are the sum of our fractional working interests in gross wells:

	Number of productive wells(1)
	Gross	Net
Gas wells	—	—
Oil wells	11	11
Total	11	11

(1)	There were no exploratory wells drilled in any of our operating areas. There were no gross or net dry wells within any of our operating areas.

Developed and Undeveloped Acreage

The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of December 31, 2019:

	Developed acreage (1)		Undeveloped acreage(2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
Texas	2,844	2,840	—	—
Total	2,844	2,840	—	—

(1)	Developed acres are acres spaced or assigned to productive wells.
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

The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have primary terms that vary from less than one year to two years with options to extend. There were no concessions for undeveloped acreage as of December 31, 2019. As of December 31, 2019, there were no leases set to expire on or before December 31, 2020 and 2021.

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

Drilling Activities

Our drilling activities are conducted mostly on undeveloped acreage. There were no gross or net dry wells drilled during the periods presented below. The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Gross wells drilled(1)	—	1	—
Net wells drilled(1)	—	1	—
Gross wells turned in line (2)	—	1	—
Net wells turned in line(2)	—	1	—

(1)	There were no exploratory wells drilled for each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system. The well turned in line was in our Eagle Ford position.

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

Natural Gas and Oil Leases

The typical oil and gas lease agreement provides for the payment of a percentage of the proceeds, known as a royalty, to the mineral owner(s) for all natural gas, oil and other hydrocarbons produced from any well(s) drilled on the leased premises. In Texas (Eagle Ford Shale play), where we have acquired acreage positions, royalties are commonly in the 15-25% range, resulting in net revenue interests to us in the 75-85% range.

In the Texas Eagle Ford Shale play, where horizontal wells are generally drilled on much larger drilling units (sometimes approaching 1,000 acres), the mineral and/or surface rights are generally acquired from multiple parties.

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

Contractual Revenue Arrangements

Natural Gas and Oil Production

Natural Gas. We market the majority of our natural gas production to gas marketers directly or to third party plant operators who process and market our gas. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The pricing for our Eagle Ford production is primarily Houston Ship Channel daily prices. We do not have delivery commitments or firm transportation contracts for fixed and determinable quantities of natural gas in any future periods under existing contracts or agreements.

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

Natural Gas Liquids. NGLs are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas to meet pipeline specifications for transport or sale to end users or marketers operating on the receiving pipeline. The resulting plant residue natural gas is sold as indicated above and our NGLs are generally priced and sold using the Mont Belvieu (TX) regional processing indices. The cost to process and fractionate the NGLs from the gas stream is typically either a volumetric fee for the gas and liquids processed or a percentage retention by the processing and fractionation facility. We do not have delivery commitments or firm transportation contracts for fixed and determinable quantities of NGLs in any future periods under existing contracts or agreements.

For the year ended December 31, 2019, Shell Trading Co individually accounted for approximately 95% of our total natural gas, crude oil and NGLs production revenue with no other single customer accounting for more than 10% for this period, excluding the impact of all financial derivative activity.

Oil Hedging

We may seek to provide greater stability in our cash flows through the use of financial hedges for our oil production. The financial hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures and options contracts with qualified counterparties. Financial hedges are contracts between ourselves and counterparties and do not require physical delivery of hydrocarbons. Financial hedges allow us to mitigate hydrocarbon price risk, and cash is settled to the extent there is a price difference between the hedge price and the actual NYMEX settlement price. Settlement typically occurs on a monthly basis, at the time in the future dictated within the hedge contract. Financial hedges executed in accordance with our secured credit facility do not require cash margin and are secured by our natural gas and oil properties. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, we have a management committee to assure that all financial trading is done in compliance with our hedging policies and procedures. We do not intend to contract for positions that we cannot offset with actual production. As of December 31, 2019, we do not hold any derivative contract positions.

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

Environmental, Health and Safety Matters and Regulation

Our oil and natural gas operations are subject to stringent and complex laws and regulations pertaining to drilling and production, health, safety and the environment. As operators within the complex natural gas and oil industry, we must comply with laws and regulations at the federal, state and local levels. These laws and regulations can restrict or affect our business activities in many ways, such as by:

•	restricting the way waste disposal is handled;
•

limiting or prohibiting drilling, construction and operating activities in sensitive areas such as wetlands, coastal regions, air quality non-attainment areas, tribal lands, or areas inhabited by threatened or endangered species;

•	requiring the acquisition of various permits before the commencement of drilling;
•	restricting the rate and method of production and operation of wells;
•	restricting the venting or flaring of natural gas;
•	imposing requirements on the plugging and abandoning of wells;
•	requiring the installation of expensive pollution control equipment and water treatment facilities;
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

While we believe that compliance with existing federal, state and local environmental laws and regulations has not had a material adverse effect on our operations, there can be no assurance that compliance with future federal, state and local environmental laws and regulations will not have a material adverse effect on our business, financial position or results of operations. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, we cannot be sure that future events, such as changes in existing laws, the more stringent interpretation or enforcement of existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

Environmental laws and regulations that could have a material impact on our operations include the following:

National Environmental Policy Act. Natural gas and oil exploration and production activities on federal lands are subject to the National Environmental Policy Act, or “NEPA.” NEPA requires federal agencies, including the Department of the Interior, to evaluate major federal agency actions having the potential to significantly affect the environment. In the course of such evaluations, an agency will typically require an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that will be made available for public review and comment. All of our proposed exploration and production activities on federal lands, if any, require governmental permits, many of which are subject to the requirements of NEPA. This process has the potential to delay the development of natural gas and oil projects.

Hydraulic Fracturing.  In recent years, federal, state, and local scrutiny of hydraulic fracturing has increased.  Regulation of the practice remains largely the province of state governments. Under the Obama Administration, however, steps were taken towards some federal regulation of hydraulic fracturing. On March 26, 2015, the Bureau of Land Management (“BLM”) issued a final rule requiring disclosure of hydraulic fracturing chemicals, establishing effluent limitations produced water must meet before being discharged to a publicly owned treatment plant, and imposing conditions for hydraulic fracturing operations on federal and tribal lands. Moreover, in December 2016 the prior Administration released the final report of its study of the impacts of hydraulic fracturing on drinking water in the U.S., finding that the hydraulic fracturing water cycle can impact drinking water resources under some circumstances.  At the time, this study was expected to provide more impetus to federal regulation of the management of hydraulic fracturing fluids and wastewater. With the change of Administration, however, interest in federal regulation waned, and in September 2018, the BLM rescinded the final rule that had been issued under the prior Administration. Court challenges to the rescinding of the rule remain pending before the U.S. District Court for the Northern District of California, and there remains uncertainty regarding the final outcome of this litigation. While we do not currently expect new federal regulations to be adopted, if they were, they could increase our cost to operate.

Although hydraulic fracturing is not currently the subject of substantial environmental regulation at the federal level, a number of states, and local and regional regulatory authorities have or are considering hydraulic fracturing regulation and other regulations imposing new or more stringent permitting, disclosure and well construction requirements. Common elements of state regulations governing hydraulic fracturing may include, but not be limited to, the following: requirement that logs and pressure test results are included in disclosures to state authorities; disclosure of hydraulic fracturing fluids and chemicals, potentially subject to trade secret/confidential proprietary information protections, and the ratios of same used in operations; specific disposal regimens for hydraulic fracturing fluids; replacement/remediation of contaminated water assets; minimum depth of hydraulic fracturing; and measures aimed at reducing or preventing induced seismicity, including putting certain areas off limits for hydraulic fracturing. Some states and localities have banned or are considering banning hydraulic fracturing altogether.

Oil Spills.  The Oil Pollution Act of 1990, as amended (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities, vessels and pipelines to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe that compliance with OPA has not had a material adverse effect on our operations, future inadvertent noncompliance, including accidental spills or releases, could result in varying civil and criminal penalties and liabilities.

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, the federal regulations that implement the Clean Water Act, and analogous state laws and regulations impose a number of different types of requirements on our operations.  First, these laws and regulations impose restrictions and strict controls on the discharge of pollutants, including produced waters and other natural gas and oil wastes, into navigable waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state. These permits may require pretreatment of produced waters before discharge. Compliance with such permits and requirements may be costly. Second, the Clean Water Act prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers.  The precise definition of waters and wetland subject to the dredge-and-fill permit requirement has been enormously complicated and is subject to recurrent litigation and rulemaking.  A broader definition could result in more water and wetlands being subject to protection creating the possibility of additional permitting requirements for some of our existing or future facilities.  Third, the Clean Water Act requires specified facilities to maintain and implement spill prevention, control and countermeasure plans and to take measures to minimize the risks of petroleum spills.   Federal and state regulatory agencies can impose administrative, civil and criminal penalties for failure to obtain or non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. While we believe that compliance with the Clean Water Act has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities.

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

While we believe that compliance with the existing requirements of the Clean Air Act and comparable state laws and regulations has not had a material adverse effect on our operations, we will likely be required to incur certain capital expenditures in the future for air pollution control equipment to comply with applicable regulations and to obtain and maintain operating permits and approvals for air emissions.  We do not expect future requirements to be any more burdensome to us than other similarly situated companies.

Greenhouse Gas Regulation and Climate Change. To date, legislative and regulatory initiatives relating to greenhouse gas emissions have not had a material impact on our business.  During and before the prior Administration, several Clean Air Act regulations were adopted to reduce greenhouse gas emissions, and a couple foundational findings were upheld by the courts.  In April 2007, the Supreme Court held in Massachusetts v. EPA that greenhouse gases are “air pollutants” covered by the Clean Air Act.  In December 2009, the EPA issued a final determination that greenhouse gases “endanger” public health and welfare, which was upheld in court in Coalition for Responsible Regulation, Inc. v. EPA.  In light of these findings and rulings, the EPA attempted to require the permitting of greenhouse gas emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control greenhouse gas emissions when a permit is required due to emissions of other pollutants. The EPA has adopted a mandatory greenhouse gas emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries including onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities. On March 28, 2017, President Trump issued an Executive Order on Promoting Energy Independence and Economic Growth explaining how his Administration would withdraw, rescind, revisit, or revise virtually every element of the Obama Administration’s program for reducing greenhouse gas emissions. Under the Executive Order, some actions had immediate effect.  Other actions, including those most directly affecting our operations and the overall consumption of fossil fuels, will be the subject of potentially lengthy notice-and-comment rule-making.  With respect to rules more directly applicable to the types of operations we conduct, federal agencies have begun the rule-making as directed by the Executive Order.  Initial efforts to revise or rescind 2015 methane emissions standards for new or modified wells were invalidated by the courts but corrective rule-making initiated, with the EPA proposing additional amendments to the rule in the fall of 2018.  With respect to rules of greater applicability affecting overall consumption of fossil fuels, federal agencies have also initiated rule-making to give effect to the Executive Order.  The most sweeping action was the replacement of the 2015 Clean Power Plan – the rule aimed at reducing greenhouse gas emissions from existing power plants by one-third (compared to 2005 levels).  In August 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule to replace the Clean Power Plan, which was finalized on June 19, 2019.

While we generally foresee a less stringent approach to the regulation of greenhouse gases, efforts at undoing the prior Administration’s greenhouse gas emissions regulations necessarily involve lengthy notice-and-comment rulemaking, and the resulting decisions may then be subject to litigation by those opposed to rescinding the prior Administration’s regulations.  It could be several years before the precise regulatory framework is known.  Opponents of the rescissions, including states and environmental groups, may then decide to sue large sources of greenhouse gas emissions for the alleged nuisance created by such emissions.  In 2011, the Supreme Court held that federal common law nuisance claims were displaced by the EPA’s authority to regulate greenhouse gas emissions from large sources of emissions. If the Administration fails to pursue regulation of emissions from such sources or takes the position that it has no authority to regulate their emissions, then it is possible that a court would find common law nuisance claims are no longer displaced.  In light of EPA’s ACE rule, the revival of public nuisance litigation may be less likely.

Although further regulation of greenhouse gas emissions from our operations may stall at the federal level, it is possible that, in the absence of federal regulation, states may pursue additional regulation of our operations, including restrictions on new and existing wells and fracturing operations, as many states already have done.

Waste Handling. The Solid Waste Disposal Act, including the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. With authority granted by the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of crude oil and natural gas constitute “solid wastes,” which are regulated under the less stringent non-hazardous waste provisions. Following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016, the EPA and environmental groups entered into an agreement that required the EPA to either propose revisions to RCRA’s regulations governing oil and gas wastes, including the regulations that defined such wastes as “solid wastes” and not “hazardous wastes,” or to determine that such revisions were unnecessary. The EPA determined in 2019 that such revisions were unnecessary. Nonetheless, there is no guarantee that individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous in the future. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as “solid waste.” The transportation of natural gas in pipelines may also generate some “hazardous wastes” that are subject to RCRA’s or comparable states’ more stringent requirements.  While we believe that compliance with the requirements of RCRA and related state and local laws and regulations has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities. More stringent regulation of natural gas and oil exploration and production wastes could increase the costs to manage and dispose of such wastes.

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered under the statute to be responsible for the release of a “hazardous substance” (but excluding petroleum) into the environment. These so-called potentially responsible parties (“PRP”) include the owner or operator of the site where the release occurred, regardless of whether a third party such as a prior owner or operator actually released the hazardous substances; former owners and operators of a site if the release occurred  during the period of their ownership or operation; and companies that disposed or arranged for the disposal of the hazardous substance at the site, notwithstanding that the original disposal activity may have accorded with applicable regulations. Under CERCLA, PRPs may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  Our operations are, in many cases, conducted at properties that have been used for natural gas and oil exploitation and production for many years. Although we believe that we utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances may have been released on or under the properties owned or leased by us or on or under other locations, including off-site locations, where such substances have been taken for disposal.  Moreover, although CERCLA generally exempts “petroleum” from the definition of “hazardous substance,” in the course of our operations we generate wastes that may fall within CERCLA’s definition of hazardous substance and may dispose of these wastes at disposal sites owned and operated by others. Comparable state statutes may not provide a comparable exemption for petroleum. While we are not presently aware of the need for us to respond to releases of hazardous substances that would impose costs that would be material to our financial condition, there can be no assurance that no such incidents will occur in the future.

OSHA and Chemical Reporting Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes.  Portions of OSHA’s Respirable Crystalline Silica rule that apply to hydraulic fracturing became effective in June 2018, with additional engineering controls becoming effective in 2021.  While we believe we comply with the portions of the rule that became effective, we believe on-going compliance obligations could impose significant additional costs.  The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.  If the sectors to which community-right-to-know or similar chemical inventory reporting are expanded, our regulatory burden could increase.  While we believe that compliance with these applicable requirements and with other OSHA and comparable requirements has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities.

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

State Regulation and Taxation of Drilling. The various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing taxes and requirements for obtaining drilling permits.  States may regulate rates of production and may establish maximum limits on daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells, the type of wells that may be drilled in the future in proximity to existing wells and to limit the number of wells or locations from which we can drill. Texas imposes a 7.5% tax on the market value of natural gas sold, 4.6% on the market value of condensate and oil produced and an oil field clean up regulatory fee of $0.000667 per Mcf of gas produced and an oil field clean-up fee of $.00625 per barrel of oil.

Endangered Species Act. The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities that would harm the species or that would adversely affect that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases that have species that are listed and species that could be listed as threatened or endangered under the act. The U.S. Fish and Wildlife Service designates the species’ protected habitat as part of the effort to protect the species. A protected habitat designation or the mere presence of threatened or endangered species could result in material restrictions to use of the land and may materially delay or prohibit land access for oil and natural gas development. It also may adversely impact the value of the affected properties that we own or lease.

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that somewhat loosened procedures for listing species, recovery, reclassifications and critical habitat designations. The rules removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also further relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis.

Exports of US Oil Production and Natural Gas Production. In December 2015, the federal government ended its decades-old prohibition of exports of oil produced in the lower 48 states of the US. As a result, exports of U.S. oil have increased significantly, reinforcing the general perception in the industry that the end of the U.S. export ban was positive for producers of U.S. oil. In addition, the U.S. Department of Energy authorizes exports of natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico, and the export of liquefied natural gas (“LNG”) through LNG export facilities, the construction and operation of which are regulated by FERC. Since 2016, natural gas produced in the lower 48 states of the U.S. has been exported as LNG from export facilities in the U.S. Gulf Coast region. LNG export capacity has steadily increased in recent years, and is expected to continue increasing due to numerous export facilities that are currently being developed. The industry generally believes that this sustained growth in exports will be a positive development for producers of U.S. natural gas.

Natural Gas Sales and Transportation. Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production and have it transported. FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978 (“NGPA”). Since 1978, various federal laws have been enacted which have resulted in the complete removal of all price and non-price controls for “first sales,” which include all of our sales of our own production.

Under the Energy Policy Act of 2005 (“EPAct”) Congress amended the NGA and NGPA to give FERC substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess civil penalties up to $1.0 million per day for each violation. This maximum penalty authority has been and will continue to be adjusted periodically to account for inflation. EPAct also amended the NGA to authorize FERC to “facilitate transparency in markets for the sale or transportation of physical natural gas in interstate commerce,” pursuant to which authorization FERC now requires natural gas wholesale market participants, including a number of entities that may not otherwise be subject to FERC’s traditional NGA jurisdiction, to report information annually to FERC concerning their natural gas sales and purchases. FERC requires any wholesale market participant that sells 2.2 million MMBtus or more annually in “reportable” natural gas sales to provide a report, known as FERC Form 552, to FERC. Reportable natural gas sales include sales of natural gas that utilize a daily or monthly gas price index, contribute to index price formation, or could contribute to index price formation, such as fixed price transactions for next-day or next-month delivery.

FERC also regulates interstate natural gas transportation rates, terms and conditions of service, and the terms under which we as a shipper may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas and for the release of our excess, if any, natural gas pipeline capacity. In 1985, FERC began promulgating a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate natural gas pipeline companies are required to provide non-unduly discriminatory transportation services to all shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases, sales, and transportation that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach currently pursued by FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas related activities.

Under FERC’s current regulatory regime, interstate transportation services must be provided on an open-access, non-unduly discriminatory basis at cost-based rates or negotiated rates, both of which are subject to FERC approval. The FERC also allows jurisdictional gas pipeline companies to charge market-based rates if the transportation market at issue is sufficiently competitive. The FERC-regulated tariffs, under which interstate pipelines provide such open-access transportation service, contain strict limits on the means by which a shipper releases its pipeline capacity to another potential shipper, which provisions require compliance with FERC’s “shipper-must-have-title” rule. Violations by a shipper (i.e., a pipeline customer) of FERC’s capacity release rules or shipper-must-have-title rule could subject a shipper to substantial penalties from FERC.

With respect to its regulation of natural gas pipelines under the NGA, FERC has not generally required the applicant for construction of a new interstate natural gas pipeline to provide information concerning the GHG emissions resulting from the activities of the proposed pipeline’s customers. In August 2017, the U.S. Circuit Court of Appeals for the DC Circuit issued a decision remanding a natural gas pipeline certificate application to FERC, and required FERC to revise its environmental impact statement for the proposed pipeline to analyze potential GHG emission from the specific downstream power plants that the pipeline was designed to serve. To date, FERC has declined to analyze potential upstream GHG emissions that could result from the activities of natural gas producers and marketers, like the Company, to be served by proposed interstate natural gas pipeline projects. However, the scope of FERC’s obligation to analyze the environmental impacts of proposed interstate natural gas pipeline projects, including the upstream indirect impacts of related natural gas production activity, remains subject to ongoing litigation and contested administrative proceedings at the FERC and in the courts.

Gathering service, which occurs on pipeline facilities located upstream of FERC-jurisdictional interstate transportation services, is regulated by the states onshore and in state waters. Under NGA section 1(b), gathering facilities are exempt from FERC’s jurisdiction. FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, and FERC applies this test on a case-by-case basis. Depending on changes in the function performed by particular pipeline facilities, FERC has in the past reclassified certain FERC-jurisdictional transportation facilities as non-jurisdictional gathering facilities and FERC has reclassified certain non-jurisdictional gathering facilities as FERC-jurisdictional transportation facilities. Any such changes could result in an increase to our costs of transporting gas to point-of-sale locations.

The pipelines used to gather and transport natural gas being produced by the Company are also subject to regulation by the U.S. Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011.  The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk-based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet. In addition, PHMSA had initially considered regulations regarding, among other things, the designation of additional high consequence areas along pipelines, minimum requirements for leak detection systems, installation of emergency flow restricting devices, and revision of valve spacing requirements. In October 2019, PHMSA finalized new safety regulations for hazardous liquid pipelines, including a requirement that operators inspect affected pipelines following extreme weather events or natural disasters, that all hazardous liquid pipelines have a system for detecting leaks and that pipelines in high consequence areas be capable of accommodating in-line inspection tools within twenty years. In addition, PHMSA is in the process of finalizing a rulemaking with respect to gathering lines, but the contents and timing of any final rule for gathering lines are uncertain.

Oil and NGLs Sales and Transportation. Sales of oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

The Company’s sales of oil and natural gas liquids are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil and natural gas liquids by pipelines are regulated by FERC under the Interstate Commerce Act (“ICA”). FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil and natural gas liquids pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil and natural gas liquids pipeline rates. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil and natural gas liquid transportation rates will not affect our operations in any materially different way than such regulation will affect the operations of our competitors.

Further, interstate common carrier oil pipelines must provide service on a non-duly discriminatory basis under the ICA, which is administered by FERC. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

In addition, FERC issued a declaratory order in November 2017, involving a marketing affiliate of an oil pipeline, which held that certain arrangements between an oil pipeline and its marketing affiliate would violate the ICA’s anti-discrimination provisions. FERC held that providing transportation service to affiliates at what is essentially the variable cost of the movement, while requiring non-affiliated shippers to pay the filed tariff rate, would violate the ICA. Rehearing has been sought of this FERC order by various parties. Due to the pending rehearing of the order and its recency, the Company cannot currently determine the impact this FERC order may have on oil pipelines, their marketing affiliates, and the price of oil and other liquids transported by such pipelines.

Any transportation of the Company’s oil, natural gas liquids and purity components (ethane, propane, butane, iso-butane, and natural gasoline) by rail is also subject to regulation by the DOT’s PHMSA and the DOT’s Federal Railroad Administration (“FRA”) under the Hazardous Materials Regulations at 49 CFR Parts 171-180, including Emergency Orders by the FRA regulations initially established on May 8, 2015 by PHMSA, arising due to the consequences of train accidents and the increase in the rail transportation of flammable liquids; PHMSA regulations were subsequently amended to remove certain requirements on September 25, 2018.

Financial Regulations, Including Regulations Enacted Under the Dodd-Frank Act. The U.S. Commodities and Futures Exchange Commission (“CFTC”) holds authority to monitor certain segments of the physical and futures energy commodities market including oil and natural gas. With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that the Company undertakes, the Company is thus required to observe anti-market manipulation and disruptive trading practices laws and related regulations enforced by the FERC and/or the CFTC. The CFTC also holds substantial enforcement authority, including the ability to assess civil penalties.

Congress adopted comprehensive financial reform legislation in 2010, establishing federal oversight and regulation of the over-the-counter derivative market and entities that participate in that market. The legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), required the CFTC and the U.S. Securities and Exchange Commission (“SEC”) to promulgate rules and regulations implementing the legislation, including regulations that affecting derivatives contracts that the Company uses to hedge its exposure to price volatility.

While the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas remain pending, including a proposal to set position limits for certain futures and options contracts in various commodities and for swaps that are their economic equivalents. The CFTC also has proposed, but not yet finalized, a rule regarding the capital posting requirements for swap dealers and major swap market participants. The Company cannot, at this time, predict the timing or contents of any final rules the CFTC may enact with regard to either rulemaking proceeding. Any final rule in either proceeding could impact the Company’s ability to enter into financial derivative transactions to hedge or mitigate exposure to commodity price volatility and other commercial risks affecting our business.

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

Employees

We do not directly employ any of the persons responsible for our management or operation which is performed by personnel employed by ATLS. As of December 31, 2019, approximately 35 ATLS employees provided direct management and support to our operations.

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

On November 2, 2016, the board of directors of our general partner determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

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

On November 2, 2016, our board of directors of our general partner determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

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

We continue to evaluate and work towards either selling our properties and distributing the proceeds of the sale, after payment of liabilities and expenses, to our partners, with the approval of our general partner, or listing the common units on a national securities exchange. The decision to sell our properties will be based on a number of factors, including the domestic and foreign supply of and demand for oil, natural gas and other hydrocarbons, commodity prices, demand for oil and natural gas assets in general, the value of our assets, the projected amount of our oil and gas reserves, general economic conditions and other factors that are out of our control. In addition, the ability to list our common units on a national securities exchange will depend on a number of factors, including the state of the U.S. securities markets, our ability to meet the listing requirements of national securities exchanges, securities laws and regulations and other factors. If we are unable to either sell our properties or list the common units on a national securities exchange in accordance with our current plans, you may be unable to sell or otherwise transfer your common units and you may lose some or all of your investment. There is no requirement that a liquidity event occur within a specified timeframe or at all.

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

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil.  In the past, the prices of natural gas, NGLs and oil have been extremely volatile, and we expect this volatility to continue.  During the year ended December 31, 2019, the NYMEX Henry Hub natural gas index price ranged from a high of $3.59 per MMBtu to a low of $2.07 per MMBtu, and West Texas Intermediate (“WTI”) oil prices ranged from a high of $66.30 per bbl to a low of $46.54 per bbl.

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

Outbreaks of communicable diseases could adversely affect our business, financial condition and results of operations.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for oil and natural gas products. For example, there have been recent outbreaks in several countries, including the United States, of a highly transmissible and pathogenic coronavirus (“COVID-19”). The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that would negatively impact the demand for oil and natural gas products. Furthermore, uncertainty regarding the impact of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in oil and natural gas prices. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition and results of operations.

The ability or willingness of the Organization of Petroleum Exporting Countries and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

The Organization of Petroleum Exporting Countries (“OPEC”) is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts will expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, financial condition and results of operations.

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

We sell natural gas, crude oil and NGLs under contracts to purchasers in the normal course of business. For the year ended December 31, 2019, Shell Trading Co individually accounted for approximately 95% of our total natural gas, crude oil and NGLs production revenue, excluding the impact of all financial derivative activity. If one or more of our customers ceased purchasing our natural gas, crude oil and NGLs altogether, the loss of such customer could have a detrimental effect on our production volumes in general and on our ability to find substitute customers to purchase our production volumes, which could in turn reduce our revenue and cash available for distribution.

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

Any significant variance in our assumptions could materially affect the quantity and value of reserves, the amount of standardized measure, and the financial condition and results of operations. In addition, our reserves or standardized measure may be revised downward or upward based upon production history, results of future exploitation and development activities, prevailing natural gas and oil prices and other factors. A material decline in prices paid for our production could reduce the estimated volumes of reserves because the economic life of the wells could end sooner. Similarly, a decline in market prices for natural gas or oil may reduce our standardized measure.

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

The ongoing implementation of derivatives legislation adopted by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. The Dodd-Frank Act, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation requires the Commodities Futures Trading Commission (the “CFTC”), and the SEC to promulgate rules and regulations implementing the new legislation. The CFTC finalized many of the regulations associated with the reform legislation, and is in the process of implementing position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits, subject to reporting and record keeping requirements and internal authorizations. The CFTC adopted final rules establishing margin requirements for uncleared swaps entered by swap dealers, major swap participants and financial end users (though non-financial end users are excluded from margin requirements).  While, as a non-financial end user, we are not subject to margin requirements, application of these requirements to our counterparties could affect the cost and availability of swaps we use for hedging. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.

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

The possibility exists that stricter environmental laws, regulations or enforcement policies may be enacted or adopted and could significantly increase our compliance costs. Failure to comply with environmental laws may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. States outside the geographic area in which we conduct our activities have imposed a variety of restrictions on hydraulic fracturing that could be adopted in jurisdictions in which we operate. State restrictions have included permitting, chemical disclosure, siting, seismicity, water withdrawal and disposal, and tank secondary containment requirements. If new restrictions such as these or others are imposed on our operations, we may (i) incur significant additional costs to comply, (ii) experience delays or curtailment in the pursuit of exploration, development or production activities, and (iii) perhaps even be precluded from drilling wells.

The federal government could take a more active role in regulating hydraulic fracturing, which could result in increased costs, operating restrictions or delays.

Presently, the hydraulic fracturing process, unless conducted on federal land, has not generally been subject to comprehensive regulation at the federal level. Presently, federal interests are primarily in the disclosure of fracturing fluid ingredients where fracturing occurs on federal lands and in air emissions from fracturing wells. If hydraulic fracturing were to become comprehensively regulated at the federal level, our fracturing activities could be significantly affected. Federal restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are able to produce. New environmental initiatives and regulations could include restrictions on the ability to conduct hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the development or production of natural gas.  Also, the threat of climate change has resulted in increasing political risks in the United States, including climate-related pledges to ban hydraulic fracturing of oil and gas wells being made by certain candidates seeking the office of President of the United States in 2020. Additionally, Senator Bernie Sanders (D-VT), who is one of the presidential candidates that has pledged to ban hydraulic fracturing, introduced Senate Bill 3247 on January 28, 2020 that, if enacted as proposed, would ban hydraulic fracturing nationwide by 2025.  Any of these environmental initiatives and regulations, including the proposed ban, could have a material adverse effect on our financial condition and results of operations.

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

Pursuant to the President’s Executive Order on Promoting Energy Independence and Economic Growth, federal agencies have initiated several rule-makings to rescind and reconsider rules issued by the prior Administration that increased the overall stringency of environmental regulation of fossil fuel production and consumption.  The Administration has taken several steps to reverse the prior Administration’s policies that disadvantaged coal as a fuel for energy production, including withdrawing from the Paris Climate Agreement, a replacement of the 2015 Clean Power Plan, withdrawal of mercury limits on coal plants’ air emissions, lifting the prior Administration’s ban on new coal leases on federal lands and ending the review of the program’s greenhouse gas impacts, and withdrawing the “Waters of the United States” stream protection rule.  The Administration has opened more federal lands for oil and gas production, approved the construction of the Keystone Pipeline to facilitate refining of Alberta oil shale in the United States, licensed the Dakota Access Pipeline, and opened areas in the Arctic and Atlantic Ocean to drilling.  The Administration has initiated several rule-makings aimed at lessening the stringency of environmental regulation of oil and gas production.  Most of these actions are susceptible to, and can be expected to be the target of, court challenges.  If they are fully implemented, and if they have the effect of increasing the overall fuel supply, they could have the effect of diminishing demand for our natural gas and oil output.  Diminished demand could put additional downward pressure on the price of the natural gas and oil we produce.

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

As of December 31, 2019 the lenders under the credit facility have no commitment to lend to us and we have a zero-dollar borrowing base under the credit facility, but it allows us to have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and a first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we request a borrowing base redetermination and the lenders agree to establish the borrowing base and related commitments thereunder. If the borrowing base is redetermined to an amount greater than zero dollars, the credit facility would allow us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semiannually by our lenders in their sole discretion. If such borrowing base were to be established, it would be subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which takes into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. A future decline in commodity prices could result in a redetermination that lowers our borrowing base at that time and, in such case, we could be required to repay any indebtedness outstanding at that time in excess of the borrowing base. If we borrow under the credit facility and we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and no longer able to make any distributions to our unitholders. In addition, any limitations on our ability to borrow under our credit facility could inhibit our ability to make acquisitions, which could prevent us from being able to pay the target distribution.

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

Our ability to sell our natural gas, NGLs and oil production depends in part on the availability, proximity and capacity of pipeline systems and processing facilities owned by third parties and our ability to contract with those third parties. The lack of available capacity on these systems and facilities could require us to curtail or shut-in one or more producing wells or delay or discontinue drilling wells in an area where we have acquired projects. A curtailment or shut-in of production could materially reduce our cash flow, and if a substantial portion of the production is hedged at lower than market prices, those financial hedges would have to be paid from borrowings absent sufficient cash flow. Also, we may be unable to, or elect not to, purchase firm transportation on third party facilities and, in that event, our production transportation could be interrupted by other developers having firm arrangements. If any third-party pipelines and other facilities become partially or fully unavailable to transport or process our natural gas and oil production, or if the natural gas quality specifications for a natural gas pipeline or facility changes so as to restrict our ability to transport natural gas on those pipelines or facilities, we could be required to curtail or shut-in one or more of our wells and our revenues could decrease. Also, the disruption of third-party facilities due to maintenance and/or weather could limit our ability to market and deliver our natural gas, NGLs and oil production.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is 21% for taxable years beginning after December 31, 2018, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed as corporate distributions, and none of our income, gain, loss, deduction and credit would flow through to you. If a tax were imposed on us as a corporation, our cash available for distribution could be reduced. Therefore, our treatment as a corporation could result in a material reduction in the anticipated cash flow and after-tax return to you, and therefore result in a substantial reduction in the value of our securities.

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

In addition to U.S. federal income taxes, you and the other investors will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes and tax return filing requirements that are imposed by the various jurisdictions in which we drill wells or otherwise do business now or in the future, even if you do not reside in any of those jurisdictions. Substantially all of our income is currently generated in Texas, although we may drill wells in other states as well. It is your responsibility to file all federal, foreign, state and local tax returns that may be required of you. In this regard, our tax counsel has not rendered an opinion on any foreign, state or local tax consequences of an investment in us.

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

The IRS may audit our annual federal information income tax returns, particularly since our investors will be eligible to claim deductions for intangible drilling costs and, with respect to wells drilled, completed and placed in service by us, depreciation of qualified equipment costs. If we are audited, the IRS also may audit your personal federal income tax returns, including prior years’ returns and items that are unrelated to us. Any adjustments made by the IRS to our federal information income tax returns could lead to adjustments on your personal federal income tax returns and could reduce the amount of your deductions from us.

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

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. See Part II, Item 8: Financial Statements and Supplementary Data - Note 8.

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

At the close of business on April 16, 2020, there were 2,979 holders of record.

On November 2, 2016, the board of directors of our general partner determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain our cash flow and reinvest in our business and assets. At this time, we can provide no certainty as to when or if distributions will be reinstituted.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6:	SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data as of and for the periods indicated and should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8: Financial Statements and Supplementary Data.

	Years Ended December 31,
	2019	2018	2017	2016	2015
		(in thousands, except per unit data)
Statement of operations data:
Revenues:
Natural gas revenue	$82	$225	$322	$358	$518
Oil revenue	5,791	9,708	7,117	11,121	10,959
NGLs revenue	188	508	402	372	369
Gain (loss) on mark-to-market derivatives	—	(381)	310	(780)	862
Total revenues	6,061	10,060	8,151	11,071	12,708
Costs and expenses:
Gas and oil production	2,512	3,486	2,528	2,660	2,229
General and administrative	1,261	655	813	571	685
General and administrative – affiliate	3,206	3,291	4,131	9,347	12,054
Depreciation, depletion and amortization	3,607	5,874	3,576	14,868	8,951
Asset impairment	10,982	41,762	—	41,879	7,346
Total costs and expenses	21,568	55,068	11,048	69,325	31,265
Operating loss	$(15,507)	$(45,008)	$(2,897)	$(58,254)	$(18,557)
Loss on asset sales	(33)	—	—	—	—
Other loss	—	—	—	(5,383)	—
Net loss	$(15,540)	$(45,008)	$(2,897)	$(63,637)	(18,557)
Balance sheet data (at period end):
Property, plant and equipment, net	$9,682	$24,686	$65,293	$68,899	$125,286
Total assets	12,955	28,920	74,219	78,500	160,267
Total partners’ capital	11,364	26,904	71,912	74,809	149,387
Cash flow data:
Net cash provided by (used in) operating activities	$(1,284)	$2,180	$(350)	$8,105	$(26,890)
Net cash used in investing activities	(20)	(6,873)	—	(6,602)	(71,700)
Net cash provided by (used in) financing activities	—	—	—	(16,238)	88,506
Capital expenditures	—	6,873	—	6,602	29,222

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas generating stable cash flows, despite a significant decline in oil and natural gas prices.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  At December 31, 2019, we had $2.2 million of cash on our balance sheet and no debt. Our general and administrative expenses increased $0.6 million to $4.5 million for the year ended December 31, 2019 from $3.9 million for the year ended December 31, 2018.

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

Throughout 2019 and 2018, the natural gas, oil and natural gas liquids commodity price markets have been marked by volatility. While we anticipate high levels of exploration and production activities over the long-term in the area in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. We have established production positions in the following areas:

•	the Eagle Ford Shale in south Texas, an oil-rich area, in which we acquired acreage in November 2014, where we derive over 99% of our production volumes and 98% of our revenues;
•

the Marble Falls play in the Fort Worth Basin in northern Texas, in which we own acreage and producing wells, which contains liquids-rich natural gas and oil. In January 2019, we sold our Marble Falls position, which resulted in a gain of $15 thousand after customary purchase price adjustments; and

•

the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area. In July 2019, we sold our Mississippi Lime position, which resulted in a loss of $48 thousand after customary purchase price adjustments.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Total production volumes per day:
Natural gas (Boed)	31	51	52
Oil (Bpd)	274	396	392
NGLs (Bpd)	38	57	55
Total (Boed)	343	504	499
Total production volumes:
Natural gas (MBoe)	11	19	19
Oil (MBbls)	100	145	143
NGLs (MBbls)	14	20	20
Total (MBoe)	125	184	182

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

	Years Ended December 31,
	2019	2018	2017
Production revenues (in thousands):(1)
Natural gas revenue	$82	$225	$322
Oil revenue	5,791	9,708	7,117
NGLs revenue	188	508	402
Total revenues	$6,061	$10,441	$7,841
Average sales price, unhedged:
Natural gas (per Mcf)	$1.21	$2.03	$2.83
Oil (per Bbl)	$57.99	$67.13	$51.97
NGLs (per Bbl)	$13.50	$24.26	$20.19

Total Gas and Oil Costs (in thousands)	2,512	3,486	2,528

Total Production costs (per Boe):
Lease operating expenses	$15.24	$15.37	$10.56
Production taxes	3.70	3.36	3.00
Transportation and compression	1.14	0.21	0.30
Total production costs per Boe	$20.08	$18.94	$13.86

(1)	Production revenues exclude the impact of our commodity derivative cash settlements because we do not apply hedge accounting (see Item 8: Financial Statements and Supplementary Data – Note 4).

Our gas and oil production revenues were lower in the current year as compared to the prior year due to a $3.3 million decrease resulting from decreased production volumes and a $1.1 million decrease due to lower realized prices.  The increase in our gas and oil production revenues for the year ended December 31, 2018 as compared to the prior year was due to a $3.4 million increase related to production from an additional well turned in line during May 2018, a $1.7 million increase due to higher realized average oil sales prices, partially offset by a $2.5 million decrease in oil production volumes from existing wells.

Our gas and oil production costs were lower in the current year as compared to the prior year due to $1.0 million of lower lease operating expenses primarily resulting from reduced repairs, maintenance and workover costs. Our gas and oil production costs were higher in the year ended December 31, 2018 as compared to the prior year due to a $1.0 million increase in production costs in the Eagle Ford Shale due to our well that turned in-line during May 2018.

OTHER REVENUES AND EXPENSES

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$—	$(381)	$310
Other Expenses
General and administrative	$4,467	$3,946	$4,944
Depreciation, depletion and amortization	3,607	5,874	3,576
Asset impairment	10,982	41,762	—
Loss on asset sales	(33)	—	—

Gain (loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our consolidated statements of operations. The recognized gains/(losses) during the year ended December 31, 2018 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end. The recognized losses and gains during the years ended December 31, 2017, are related to the changes in oil prices during the years ended December 31, 2017 as compared to the prior year periods. As of December 31, 2018 and 2019, we did not have any commodity derivatives outstanding.

General and Administrative Expenses. The increase in general and administrative expenses for the current year as compared to the prior year was due to an increase of $0.6 million in corporate activity costs related to due diligence costs for acquisition evaluations. The decrease in general and administrative expenses for the year ended December 31, 2018 as compared to the prior year was due to a $1.0 million decrease in salaries, wages and other corporate activity costs allocated to us as a result of lower corporate activities and management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization for the current year as compared to the prior year period of $2.3 million was due to the asset impairments recorded in the 4th quarter of 2019 and 2018, which lowered our depletable base, as well as, lower production volumes.  The increase in depreciation, depletion and amortization for the year ended December 31, 2018 as compared to the prior year was $2.3 million due to an increase in our depletion expense in the Eagle Ford Shale resulting from the additional well that turned in-line in May 2018.

Asset Impairment.  For the years ended December 31, 2019 and 2018, we recognized $11.0 million and $41.8 million, respectively, of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted commodity prices and production performance.

Loss on Asset Sales. In January 2019, we sold our Marble Falls position, which resulted in a gain of $15 thousand after customary purchase price adjustments. In July 2019, we sold our Mississippi Lime position, which resulted in a loss of $48 thousand after customary purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently fund our operations through cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices.

As of December 31, 2019, we had $2.2 million of cash on our balance sheet and no debt.

Liquidity

For the years ended December 31, 2019 and 2018, we had net losses of $15.5 million and $45.0 million, respectively, and cash used in operating activities of $1.3 million and cash provided by operating activities of $2.2 million, respectively.   With the Partnership’s positive working capital, forecast of cash flows provided by operations, and planned spending reductions of general and administrative costs, we believe our resources will be sufficient to fund operations into 2021 and we will be able to continue as a going concern for one year from the date of the issuance of these consolidated financial statements.

Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(1,284)	$2,180	$(350)
Net cash used in investing activities	(20)	(6,873)	—

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Cash Flows from Operating Activities:

The change in cash flows provided by (used in) operating activities compared with the prior period was due to a $3.5 million decrease in net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses.

Cash Flows used in Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to a decrease of $6.9 million in capital expenditures related to our development activities as we drilled and brought in line a well in the Eagle Ford Shale during May 2018.

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

Capital Requirements

During the year ended December 31, 2019, we did not have any material accrued well drilling and completion and capital expenditures. As of December 31, 2018, our capital expenditures were $6.9 million, related to our well drilling and completion activities.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we did not have any off-balance sheet commitment arrangements for our drilling and completion and capital expenditures.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of December 31, 2019, we did not have any contractual obligations or commercial commitments.

CREDIT FACILITY

On May 1, 2015, we entered into a secured credit facility agreement with a syndicate of banks, which matures on May 1, 2020. As of December 31, 2019, the lenders under the credit facility had no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interests in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2019. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion and impairment of gas and oil properties, and fair value of derivative instruments. We summarize our significant accounting policies within our consolidated financial statements included in Item 8: Financial Statements and Supplementary Data – Notes 2, 6 and 12 included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

Reserve Estimates

Our estimates of proved natural gas, oil and natural gas liquids reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas, oil and natural gas liquids prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. We engaged independent third-party reserve engineers to prepare annual reports of our proved reserves (See Item 1A: Risk Factors—Risks Relating to Our Business and Item 8: Financial Statements and Supplementary Data—Note 12 for additional information and considerations regarding the preparation and estimates used in our reserves).

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of December 31, 2019, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2020. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our financial results. To limit the exposure to changing commodity prices, we may use financial derivative instruments, including financial swap and option instruments, to hedge portions of future production. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under these swap agreements, we receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell commodities at a fixed price for the relevant period. As of December 31, 2019, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended December 31, 2020 of $0.7 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Growth Partners, L.P.

We have audited the accompanying consolidated balance sheet of Atlas Growth Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019, and the results of their operations and their cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WHITLEY PENN LLP

We have served as the Partnership's auditor since 2019.

Houston, TX

April 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Growth Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Atlas Growth Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and the related consolidated statement of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Partnership’s auditor from 2013 to 2019.

Cleveland, Ohio

April 16, 2019

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,239	$3,543
Advances to affiliates	486	—
Accounts receivable	548	624
Total current assets	3,273	4,167
Property, plant and equipment, net	9,682	24,686
Other assets, net	—	67
Total assets	$12,955	$28,920
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$536	$791
Advances from affiliates	—	150
Accrued liabilities	839	849
Total current liabilities	1,375	1,790
Asset retirement obligations	216	226
Commitments and contingencies (Note 8)
Partners’ Capital:
General partner’s interest	(3,821)	(3,511)
Common limited partners’ interests	12,049	27,279
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	11,364	26,904
Total liabilities and partners’ capital	$12,955	$28,920

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Natural gas revenue	$82	$225	$322
Oil revenue	5,791	9,708	7,117
NGLs revenue	188	508	402
Gain (loss) on mark-to-market derivatives	—	(381)	310
Total revenues	6,061	10,060	8,151
Costs and expenses:
Gas and oil production	2,512	3,486	2,528
General and administrative	1,261	655	813
General and administrative – affiliate	3,206	3,291	4,131
Depreciation, depletion and amortization	3,607	5,874	3,576
Asset impairment	10,982	41,762	—
Total costs and expenses	21,568	55,068	11,048
Operating loss	(15,507)	(45,008)	(2,897)
Loss on asset sales	(33)	—	—
Net loss	$(15,540)	$(45,008)	$(2,897)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(15,230)	$(44,108)	$(2,839)
General partner’s interest	(310)	(900)	(58)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.65)	$(1.89)	$(0.12)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2017	100	$(2,553)	23,300,410	$74,226	2,330,041	$3,136	$74,809
Net loss	—	(58)	—	(2,839)	—	—	(2,897)
Balance at December 31, 2017	100	$(2,611)	23,300,410	$71,387	2,330,041	$3,136	$71,912
Net loss	—	(900)	—	(44,108)	—	—	(45,008)
Balance at December 31, 2018	100	$(3,511)	23,300,410	$27,279	2,330,041	$3,136	$26,904
Net loss	—	(310)	—	(15,230)	—	—	(15,540)
Balance at December 31, 2019	100	$(3,821)	23,300,410	$12,049	2,330,041	$3,136	$11,364

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,540)	$(45,008)	$(2,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	3,607	5,874	3,576
Asset impairment	10,982	41,762	—
(Gains) losses on derivatives	—	(535)	217
Loss on asset sales	33	—	—
Amortization of deferred financing costs	67	51	51
Changes in operating assets and liabilities:
Accounts receivable and other	76	(14)	(10)
Advances to/from affiliates	(636)	(456)	(749)
Accounts payable and accrued liabilities	127	506	(538)
Net cash provided by (used in) operating activities	(1,284)	2,180	(350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(6,873)	—
Net disposed assets	(37)	—	—
Proceeds from sale of assets	17	—	—
Net cash used in investing activities	(20)	(6,873)	—
Net change in cash and cash equivalents	(1,304)	(4,693)	(350)
Cash and cash equivalents, beginning of year	3,543	8,236	8,586
Cash and cash equivalents, end of year	$2,239	$3,543	$8,236

Supplemental Disclosure of Non-Cash Activities:
Revisions to asset retirement obligation	$78	$—	$—

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

At December 31, 2019, we had 23,300,410 common limited partner units issued and outstanding.

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

Liquidity

For the years ended December 31, 2019 and 2018, we had net losses of $15.5 million and $45.0 million, respectively, and cash used in operating activities of $1.3 million and cash provided by operating activities of $2.2 million, respectively.   With the Partnership’s positive working capital, forecast of cash flows provided by operations, and planned spending reductions of general and administrative costs, we believe our resources will be sufficient to fund operations into 2021 and we will be able to continue as a going concern for one year from the date of the issuance of these consolidated financial statements.

Cash Equivalents

We consider all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Receivables

Accounts receivable consists solely of the trade accounts receivable associated with our operations. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness as determined by our review of customers’ credit information. We extend credit on sales on an unsecured basis to many of our customers. At December 31, 2019 and 2018, we had recorded no allowance for uncollectible accounts receivable on our consolidated balance sheets.

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

The estimated liability for asset retirement obligations was based on our historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. We have no assets legally restricted for purposes of settling asset retirement obligations. Except for our gas and oil properties, we determined that there were no other material retirement obligations associated with tangible long-lived assets. As of December 31, 2019 and 2018, our asset retirement obligation was $0.2 million and $0.2 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we recorded $17,000, $36,000, and $16,000, respectively, of accretion expense related to our asset retirement obligations within depreciation, depletion and amortization in our consolidated statements of operations. See Note 5 for additional disclosures regarding asset retirement obligations.

Accrued and Other Non-Current Liabilities

We have two lease agreements in our Eagle Ford operating area that required us to perform certain drilling and development activities by a specified date or pay liquidated damages to maintain the lease. We determined the liquidated damages were a probable loss contingency and estimated the value of the liquidated damages enforceable under Texas law. As of December 31, 2019 and 2018, we presented $0.3 million and $0.3 million, respectively, included in current accrued liabilities on our consolidated balance sheet.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Our management does not believe it has taken any tax positions within our consolidated financial statements that would not meet this threshold. Our policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. We have not recognized any potential interest or penalties in our consolidated financial statements for the years ended December 31, 2019 and 2018.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.5 million and $0.6 million, respectively, at December 31, 2019 and December 31, 2018, respectively.

Net Loss Per Common Unit

Basic net loss attributable to common limited partners per unit is computed by dividing net loss attributable to common limited partners (which is determined after the deduction of the general partner’s interest) by the weighted average number of common limited partner units outstanding during the period.

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net loss	$(15,540)	$(45,008)	$(2,897)
Less: General partner’s interest	(310)	(900)	(58)
Net loss attributable to common limited partners	$(15,230)	$(44,108)	$(2,839)

Diluted net loss attributable to common limited partners per unit is calculated by dividing net loss attributable to common limited partners by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of common limited partner warrants, as calculated by the treasury stock method.

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common unit holders per unit with those used to compute diluted net loss attributable to common unit holders per unit (in thousands):

	Years Ended December 31,
	2019	2018	2017
Weighted average number of common units – basic	23,300	23,300	23,300
Add effect of dilutive awards(1)	—	—	—
Weighted average number of common units – diluted	23,300	23,300	23,300

(1)

For each of the years ended December 31, 2019, 2018, and 2017, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. We place our temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2019 and 2018, we had $2.2 million and $3.5 million, respectively, in deposits at various banks, of which $2.0 million and $3.2 million, respectively, were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments to date.

Cash on deposit at various banks may differ from the balance of cash and cash equivalents at period end due to certain reconciling items, including any outstanding checks as of period end.

We sell natural gas, crude oil and NGLs under contracts to various purchasers in the normal course of business. For the year ended December 31, 2019, Shell Trading Co individually accounted for approximately 95% of our natural gas, oil and NGL consolidated revenues. For the year ended December 31, 2018, Shell Trading Co individually accounted for approximately 91% of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2017, Shell Trading Co individually accounted for approximately 91% of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-02, “Leases (Topic 842)”. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. We have evaluated our existing arrangements and service contracts and determined that none of the agreements meet the definition of a lease as defined in Topic 842. As such, there was no impact to our consolidated statements of operations, financial position and financial disclosures upon adoption of the new accounting standard on January 1, 2019.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	December 31, 2019	December 31, 2018
Natural gas and oil properties:
Proved properties	$137,627	$154,954
Support equipment and other	3,188	3,188
	140,815	158,142
Less – accumulated depreciation, depletion and amortization	(131,133)	(133,456)
	$9,682	$24,686

For the year ended December 31, 2019 and 2018, we recognized $11.0 million and $41.8 million, respectively, of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices.

During the year ended December 31, 2018, we deployed $6.9 million of cash on hand to drill and complete one Eagle Ford Shale well that turned in-line in May 2018. During the years ended December 31, 2019 and 2018, we did not have any material non-cash investing activity capital expenditures.

NOTE 4 – DERIVATIVE INSTRUMENTS

We used swaps in connection with our commodity price risk management activities. We did not apply hedge accounting to any of our derivative instruments. As a result, gains and losses associated with derivative instruments were recognized as gains on mark-to-market derivatives on our consolidated statements of operations.

We entered into commodity future option contracts to achieve more predictable cash flows by hedging our exposure to changes in commodity prices. At any point in time, such contracts may have included regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index.

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Years Ended December 31,
	2019	2018
Losses recognized on cash settlement	$—	$(916)
Changes in fair value on open derivative contracts	—	535
Loss on mark-to-market derivatives	$—	$(381)

As of December 31, 2019 and 2018, we did not have any commodity derivatives outstanding.

On May 1, 2015, we entered into a secured credit facility agreement with a syndicate of banks, which matures on May 1, 2020. As of December 31, 2019, the lenders under the credit facility had no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and a first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2019. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

We recognize the fair value of our asset retirement obligations related to plugging, abandonment, and remediation of our gas and oil producing properties at the end of their productive lives.  We determined the asset retirement obligation by calculating the present value of estimated future cash flows related to the obligation.  The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved reserves.  Changes in the liability for the asset retirement obligations are recognized for the passage of time and revisions to either the timing or the amount of estimated cash flows.  Accretion expense is recognized for the impacts of increasing the discounted fair value to its estimate settlement value.

The following table summarizes the changes to our asset retirement obligations for the period indicated (in thousands):

	Years Ended December 31,
	2019	2018
Asset retirement obligation – beginning of year	$226	$190
Revisions in estimate	78	—
Adjustments through disposals and settlements	(105)	—
Accretion expense	17	36
Asset retirement obligation – ending of year	$216	$226

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We used a market approach fair value methodology to value the assets and liabilities for our outstanding derivative instruments (see Note 4). We managed and reported derivative assets and liabilities on the basis of our exposure to market risks and credit risks by counterparty. Commodity derivative instruments are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative values were calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument. As of December 31, 2019 and 2018, we did not have any commodity derivatives outstanding.

The asset retirement obligation is classified within Level 3 as the fair value is estimated using discounted cash flow projections using numerous estimates, assumptions and judgements.  The estimated liability for asset retirement obligations was based on our historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. See Note 5 for disclosure of asset retirement obligations and changes to the liability for the year.

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

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum.  During both of the years ended December 31, 2019 and 2018 we paid a management fee of $2.3 million to our general partner. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the consolidated statements of operations. As of both December 31, 2019 and December 31, 2018, we had payables to ATLS of zero, respectively, related to the management fee, direct costs and allocated indirect costs, which were recorded in advances from affiliates in the consolidated balance sheets.

Relationship with Titan. At the direction of ATLS, we reimburse Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of December 31, 2019 and December 31, 2018, we had receivables from Titan of $0.5 million and payables to Titan of $0.1 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the consolidated balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

General Commitments

Rental expense for equipment was $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. We do not have any future minimum rental commitments as of December 31, 2019.

As of December 31, 2019, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits to such executives. The agreements provide for severance payments under certain circumstances.

As of December 31, 2019, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of December 31, 2019 or December 31, 2018.

NOTE 9 – ISSUANCES OF UNITS

On November 2, 2016, our management decided to suspend our primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

NOTE 10 – CASH DISTRIBUTIONS

We have a cash distribution policy under which we distribute to holders of our common units and Class A units on a quarterly basis a target distribution of $0.175 per unit, or $0.70 per unit per year, to the extent we have sufficient available cash after establishing appropriate reserves and paying fees and expenses, including reimbursements of expenses to the general partner and its affiliates. Distributions are generally paid within 45 days of the end of the quarter to unitholders of record on the applicable record date. Unitholders are entitled to receive distributions from us beginning with the quarter following the quarter in which we first admit them as limited partners.  On November 2, 2016, the Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain our cash flow and reinvest in our business and assets.

NOTE 11 – CORRECTION OF AN IMMATERIAL ERROR

In connection with the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2019, we identified an error in the amounts settled from our purchaser for the production periods June 2018 to July 2019.  The purchaser issued revised settlement statements for this period, which resulted in a reduction of revenues of $0.8 million and depletion expense of $0.3 million for a net increase in our net loss of $0.5 million.  The adjustment decreased our advances to (from) affiliates from a receivable of $1.3 million to a receivable of $0.5 million for the period ended December 31, 2019. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to our consolidated financial statements for any prior annual or interim period. Therefore, amendments of previously filed reports are not required. If the settlement statement correction had been recognized in the respective production months of 2018, the revenue reported for 2018 would have been decreased $0.4 million from $10.4 million to $10.0 million, net loss would have increased $0.4 million from $45.0 million to $45.4 million and total assets would have decreased $0.4 million from $28.9 million to $28.5 million.  If the settlement statement correction had been recognized in the respective production months of 2019, revenue would have been increased by $0.4 million from $6.1 million to $6.5 million, net loss would have decreased $0.4 million from $15.5 million to $15.1 million.  The total assets as of December 31, 2019 would have decreased $0.2 million from $13.0 million to $12.8 million.

NOTE 12—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Gas Reserve Information. The preparation of our natural gas, oil and NGL reserve estimates was completed in accordance with the prescribed guidelines established by the SEC. In accordance with our internal policies and procedures related to reserve estimates, annually we engage an independent petroleum engineering firm to audit our reserves.  For the years ended

December 31, 2019 and 2018, we engaged VSO Petroleum Consultants, Inc. and for the year ended December 31, 2017, we engaged Wright & Company, Inc.

The reserve disclosures that follow reflect estimates of proved reserves, proved developed reserves and proved undeveloped reserves, net of royalty interests, of natural gas, crude oil and NGLs owned at year end and changes in proved reserves during the last year. Proved oil, gas and NGL reserves are those quantities of oil, gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved developed reserves are those reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for undeveloped reserves cannot be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. The proved reserves quantities and future net cash flows were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2019, 2018 and 2017, including adjustments related to regional price differentials and energy content.

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

Reserve quantity information and a reconciliation of changes in proved reserve quantities were as follows:

	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)
Balance, January 1, 2017	1,432	3,387	267	23,356
Extensions, discoveries and other additions	—	—	—	—
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (1)	548	1,231	169	8,949
Production	(114)	(143)	(20)	(1,092)
Balance, December 31, 2017	1,866	4,475	416	31,213
Extensions, discoveries and other additions(1)	89	355	21	2,343
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (1)	(739)	(818)	(157)	(6,589)
Production	(114)	(145)	(21)	(1,110)
Balance, December 31, 2018	1,102	3,867	259	25,857
Extensions, discoveries and other addition	—	—	—	—
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (1)	(751)	(3,274)	(192)	(21,548)
Production	(68)	(100)	(14)	(751)
Balance, December 31, 2019	283	493	53	3,558
Proved developed reserves at:
January 1, 2017	652	925	100	6,802
December 31, 2017	613	788	121	6,069
December 31, 2018	292	676	69	4,762
December 31, 2019	283	493	53	3,558
Proved undeveloped reserves at:
January 1, 2017	780	2,462	167	16,554
December 31, 2017	1,253	3,687	295	25,144
December 31, 2018	810	3,191	190	21,095
December 31, 2019	—	—	—	—

(1)	See “Changes in Proved Reserves” section below for additional discussion and analysis of significant components of revisions of previous estimates.

Changes in Proved Reserves

The following represents the unweighted average of the first-day-of-the-month prices for each of the previous twelve months from the periods presented above:

	December 31,
	2019	2018	2017
Unadjusted Prices
Natural gas (per MMBtu)	$2.58	$3.10	$2.98
Oil (per Bbl)	$55.69	$65.56	$51.34
Natural gas liquids (per Bbl)	$15.59	$25.57	$20.33

For the year ended December 31, 2019, we had negative revisions of 21,548 MMcfe primarily due to the removal of proved undeveloped properties as a result of uncertainty regarding our ability to access capital to develop the proved undeveloped reserves of  21,095 MMcfe and 437 MMcfe due to decreases in pricing.

For the year ended December 31, 2018, we had extensions, discoveries and other additions of 2,343 MMcfe due to the addition of two proved undeveloped wells resulting from our well that was drilled and completed in May 2018.  For the year ended December 31, 2018, we had negative revisions of 6,589 MMcfe due to updated type curves based on well results located closer to our Eagle Ford positions of 6,062 MMcfe, actual production underperforming previous year’s forecast by 339 MMcfe and operating expense revisions of 848 MMcfe offset by increases in pricing of 720 MMcfe.

For the year ended December 31, 2017, we had positive revisions of 8,949 MMcfe due to modifications in our Eagle Ford development plan, focusing on longer lateral lengths of 8,585 MMcfe and increases in pricing of 1,208 MMcfe partially offset by negative revisions of 844 MMcfe due to production underperforming previous year’s forecast.

Capitalized Costs Related to Oil and Gas Producing Activities. The components of our capitalized costs related to oil and gas producing activities as of the periods indicated were as follows (in thousands):

	December 31,
	2019	2018
Natural gas and oil properties:
Proved properties	$137,627	$154,954
Unproved properties	—	—
Support equipment	29	29
	137,656	154,983
Accumulated depreciation, depletion and amortization	(130,366)	(132,814)
Net capitalized costs	$7,290	$22,169

Results of Operations from Oil and Gas Producing Activities. The results of operations related to our oil and gas producing activities during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Gas and oil production revenues	$6,061	$10,441	$7,841
Production costs	(2,512)	(3,486)	(2,528)
Depletion	(3,464)	(5,724)	(3,410)
Asset impairment(1)	(10,982)	(41,762)	—
	$(10,897)	$(40,531)	$1,903

(1)

For the year ended December 31, 2019 and 2018, we recognized $11.0 million and $41.8 million, respectively, of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices.

Costs Incurred in Oil and Gas Producing Activities. The costs incurred by our oil and gas activities during the periods indicated are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Property acquisition costs:
Proved properties	$—	$—	$—
Unproved properties	—	—	—
Exploration costs(1)	—	—	—
Development costs	—	6,873	—
Total costs incurred in oil & gas producing activities	$—	$6,873	$—

(1)	There were no exploratory wells drilled during the periods presented.

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

	Years Ended December 31,
	2019	2018	2017
Future cash inflows	$29,634	$271,705	$243,644
Future production costs	(18,270)	(88,148)	(73,792)
Future development costs	(717)	(78,835)	(68,321)
Future net cash flows	10,647	104,722	101,531
Less 10% annual discount for estimated timing of cash flows	(2,820)	(53,007)	(61,082)
Standardized measure of discounted future net cash flows	$7,827	$51,715	$40,449

Change in Standardized Discounted Cash Flows. The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil, gas and NGL reserves (in thousands), including amounts related to asset retirement obligations. Since we allocate taxable income to our unitholders, no recognition has been given to income taxes:

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$51,715	$40,449	$17,381
Increase (decrease) in discounted future net cash flows(1):
Sales of oil and gas produced, net of related costs	(3,549)	(6,955)	(5,403)
Net changes in estimated future prices and production costs	(6,555)	32,438	22,401
Revisions of previous quantity estimates	(35,387)	(26,896)	15,568
Development costs incurred	—	6,873	—
Changes in future development costs	—	—	(11,236)
Extensions, discoveries, and improved recovery less related costs	—	1,761	—
Sales of reserves in-place	—	—	—
Accretion of discount	1,603	4,045	1,738
Estimated settlement of asset retirement obligations	—	—	—
Estimated proceeds on disposals of well equipment	—	—	—
Balance, end of year	$7,827	$51,715	$40,449

(1)	See “Reserve Quantity Information” and “Revisions of Previous Estimates” sections above for additional discussion and analysis of significant changes within the periods presented.

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2019:
Revenues	$1,495	$764	$1,903	$1,899
Net loss attributable to common limited partners and the general partner’s interests(1)	$(12,286)	$(1,547)	$(839)	$(868)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(12,040)	$(1,516)	$(823)	$(851)
General partner’s interest	(246)	(31)	(16)	(17)
Net income loss attributable to common unitholders per unit:
Basic	$(0.50)	$(0.07)	$(0.04)	$(0.04)
Diluted	$(0.50)	$(0.07)	$(0.04)	$(0.04)

(1)

For each of the first, second, third and fourth quarters of the year ended December 31, 2019, approximately 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

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

NOTE 14—SUBSEQUENT EVENT

Beginning in March 2020, significant price decline and price volatility for oil and gas products emerged in the market.  We could be directly impacted by these price changes if the decline in demand and price remain depressed for an extended period of time. Given the volatility and uncertainty, we may be at risk of being able to identify and secure a party to gather and purchase our products.  A significant number of our product sales are short-term in nature with contract terms of one year or less, though generally subject to customary evergreen clauses (see Note 2).  Should these contracts not be extended, we will work to identify other purchasers in the area to gather and purchase our oil and gas products.  Failure to identify other purchasers and storage facilities, may result in the potential shut-in of the field.  The financial statement impact, change in price and expected time for these changes is not estimable but could result in significant decreases in oil and gas operations.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2019.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors and Officers of Our General Partner

The following table sets forth information with respect to those persons who serve as the officers of and on the board of directors of, our general partner:

Name	Age	Position(s)
Edward E. Cohen	81	Chairman of the Board and Chief Executive Officer
Jonathan Z. Cohen	49	Executive Vice Chairman of the Board
William R. Bagnell	57	Director
Walter C. Jones	57	Director
Jeffrey F. Kupfer	52	Director
John P. Hanna	40	President and Director
Jeffrey M. Slotterback	38	Chief Financial Officer and Director
Joel S. Heiser	53	General Counsel and Secretary

Edward E. Cohen has been the Chairman of the board of directors and Chief Executive Officer of our general partner since its inception in February 2013.  In addition, Mr. Cohen has served as the Executive Chairman and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as the Executive Chairman of Titan Energy, LLC’s predecessor, Atlas Resource Partners, L.P., since August 2015 and the Chief Executive Officer and Executive Vice Chairman of Atlas Energy Group, LLC, Titan Energy, LLC’s predecessor’s general partner, since February 2015. Mr. Cohen served as President of Atlas Energy Group from February 2015 to April 2015, and before that he was Chairman and Chief Executive Officer since February 2012.  Mr. Cohen was the Chairman of the board of directors of Atlas Energy, L.P.’s general partner from its formation in January 2006 until February 2011, when he became its Chief Executive Officer and President until February 2015. Mr. Cohen served as the Chief Executive Officer of Atlas Energy’s general partner from its formation in January 2006 until February 2009. Mr. Cohen served on the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen also was the Chairman of the board of directors and Chief Executive Officer of Atlas Energy, Inc. (formerly known as Atlas America, Inc.) from its organization in 2000 until February 2011 and also served as its President from September 2000 to October 2009. Mr. Cohen was the Executive Chair of the managing board of directors of Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”) from its formation in 1999 until February 2015. Mr. Cohen was the Chief Executive Officer of Atlas Pipeline GP from 1999 to January 2009. Mr. Cohen was the Chairman of the board of directors and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc. from their formation in June 2006 until February 2011. Mr. Cohen served as the Executive Chairman of Falcon Minerals Corporation (f/k/a Osprey Energy Acquisition Corporation), a special purpose acquisition company, from April 2017 to August 2018 and has been Vice Chairman of the board since August 2018.  In addition, Mr. Cohen was a director of Resource America, Inc. (formerly a publicly-traded specialized asset management company) from 1988 until September 2016 and its Chairman of its board of directors from 1990 until September 2016 and was its Chief Executive Officer from 1988 until 2004, and President from 2000 until 2003; Chairman of the board of directors of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005 until November 2009 and served on its board of directors until September 2016; and Chairman of the board of directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen. Mr. Cohen has been active in the energy business for over 30 years. Mr. Cohen’s strong financial and energy industry experience, along with his deep knowledge of the company resulting from his long tenure with the company and its predecessors, enables Mr. Cohen to provide valuable perspectives on many issues facing the company. Mr. Cohen’s service on the Board creates an important link between management and the Board and provides the company with decisive and effective leadership. Mr. Cohen’s extensive experience in founding, operating and managing public and private companies of varying size and complexity enables him to provide valuable expertise to the company. Additionally, among the reasons for his appointment as a director, Mr. Cohen brings to the Board the vast experience that he has accumulated through his activities as a financier, investor and operator in various parts of the country. These diverse experiences have enabled Mr. Cohen to bring unique perspectives to the Board, particularly with respect to business management, financial markets and financing transactions and corporate governance issues.

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

Jeffrey F. Kupfer has been a director of our general partner since July 2017.  Mr. Kupfer served as a director of Atlas Energy Group, LLC, from February 2015 until July 2017. Mr. Kupfer served as a director of the general partner of Atlas Energy, L.P. from March 2014 until February 2015.  He is currently a consultant and the President of ConservAmerica, an energy and environmental nonprofit. He is also an Adjunct Professor of Policy and Management at Carnegie Mellon University’s H. John Heinz III College. Mr. Kupfer served as a senior advisor for policy and government affairs at Chevron from February 2011 to January 2014, and a Senior Vice President at Atlas Energy, Inc. from September 2009 to February 2011. Before that, Mr. Kupfer held a number of high level positions in the U.S. Department of Energy, including Acting Deputy Secretary and Chief Operating Officer from March 2008 to January 2009, and Chief of Staff from October 2006 to March 2008. Mr. Kupfer also worked in the White House as a Special Assistant to the President for Economic Policy in 2006, as the Executive Director of the President’s Panel on Federal Tax Reform in 2005, and as Deputy Chief of Staff at the U.S. Treasury Department from 2001 to 2005. Mr. Kupfer brings to the board of directors extensive experience in the energy industry, as well as his perspective as a former senior official in the U.S. government, which we view as complementary to the industry perspective of other members of the board of directors.

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

Joel S. Heiser has served as Senior Vice President, General Counsel and Secretary of our general partner since July 2018, and served as our Associate General Counsel and Assistant Secretary from February 2015 to July 2018.  Mr. Heiser has served as Titan Energy, LLC’s General Counsel since September 2016 and as Vice President and Secretary since July 2018.  Prior to that he served as General Counsel and Assistant Secretary of Titan’s predecessor, Atlas Resource Partners, L.P., from March 2012 until September 2016.  Mr. Heiser also served as the Associate General Counsel of the general partner of Atlas Energy, L.P., from September 2011 until February 2015.  From June 1, 2010 until August 2011, Mr. Heiser was the Vice President of Legal of EXCO Resources (PA), LLC, and was the Vice President, General Counsel and Assistant Secretary from December 2006 through May 2010 for EXCO Resources (PA), Inc.  Prior to joining EXCO, Mr. Heiser was of Counsel at Bricker & Eckler LLP from January 2003 through December 2006.

Delinquent Section 16(a) Reports

Because we did not have any securities registered pursuant to Section 12 of the Exchange Act during the fiscal year ended December 31, 2019, no persons were required to file forms or reports required by Section 16(a) of the Exchange Act during that period.

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

SUMMARY COMPENSATION TABLE

				Stock awards ($)(1)
Name	Year	Salary ($)	Bonus ($)		Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)

Edward E. Cohen	2019	—	—	—	—	—	—
	2018	55,785	—	—	—	—	55,785
	2017	105,000	105,000	—	—	422(1)	210,422

Jeffrey M. Slotterback	2019	38,227	—	—	—	—	38,227
	2018	38,227	—	—	—	—	38,227
	2017	52,500	80,750	—	—	—	133,250

(1)	Includes our allocated portion of tax, title and insurance premiums for Mr. E. Cohen’s automobile.

Employment Agreements and Potential Payments Upon Termination or Change of Control

Atlas Energy Group has employment agreements with certain of our NEOs that provide for severance compensation to be paid if such NEO’s employment is terminated under certain conditions.

Atlas Energy Group Employment Agreements

Effective September 4, 2015, Atlas Energy Group entered into an employment agreement with each of Edward E. Cohen, Atlas Energy Group’s Chief Executive Officer, and Jonathan Z. Cohen, Atlas Energy Group’s Executive Chairman of the board of directors (collectively, the “Atlas Employment Agreements”).

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

2019 NONQUALIFIED DEFERRED COMPENSATION

Effective July 1, 2011, Atlas Energy Group established the Excess 401(k) Plan, an unfunded nonqualified deferred compensation plan for certain highly compensated employees.  The Excess 401(k) Plan provides Messrs. E. and J. Cohen, the plan’s current participants, with the opportunity to defer, annually, the receipt of a portion of their compensation, and to permit them to designate investment indices for the purpose of crediting earnings and losses on any amounts deferred under the Excess 401(k) Plan.  Messrs. E. and J. Cohen may defer up to 10% of their total annual cash compensation (which means base salary and non-performance-based bonus) and up to 100% of all performance-based bonuses, and Atlas Energy Group is obligated to match such deferrals on a dollar-for-dollar basis (i.e., 100% of the deferral) up to a total of 50% of their base salary for any calendar year.  Effective July 2016, Atlas Energy suspended deferrals and allocations to the accounts.  Account balances remain payable as specified in original deferral elections.  The account is invested in a mutual fund and cash balances are invested daily in a money market account.  Atlas Energy Group established a “rabbi” trust to serve as the funding vehicle for the Excess 401(k) Plan and Atlas Energy Group will, not later than the last day of the first month of each calendar quarter, make contributions to the trust in the amount of the compensation deferred, along with the corresponding match, during the preceding calendar quarter.  Notwithstanding the establishment of the rabbi trust, Atlas Energy Group’s obligation to pay the amounts due under the Excess 401(k) Plan constitutes a general, unsecured obligation, payable out of its general assets, and Messrs. E. and J. Cohen do not have any rights to any specific asset of the Company.

On January 18, 2019, Mr. E. Cohen and Mr. J. Cohen each received a final distribution of $0.1 million from the Excess 401(k) Plan.

DIRECTOR COMPENSATION

The following table sets forth compensation for 2019 for the non-employee directors of our general partner.

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)	Total ($)
William R. Bagnell	75,000	—	—	75,000
Walter A. Jones	75,000	—	—	75,000
Jeffrey Kupfer	75,000	—	—	75,000

Director Compensation

Any member of the board of directors of our general partner who is also an employee of our general partner, Atlas Energy Group or their affiliates, does not receive additional compensation for serving on the board of directors of our general partner.

Directors receive no meeting fees, but each director will be reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board or its committees.

Compensation Committee Interlocks and Insider Participation

The board of directors of our general partner does not have a standing compensation committee.  None of our executive officers has served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the board of directors of our general partner.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the number and percentage of common units owned as of April 16, 2020 by (a) each of our general partner’s directors and named executive officers, (b) all of our general partner’s directors and executive officers as a group, and (c) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common units. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

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

The following table provides information with respect to the beneficial ownership of the common units of ATLS as of April 16, 2020 by each of our general partner’s directors and named executive officers and all of our general partner’s directors and executive officers as a group.

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

We do not directly employ any persons to manage or operate our business. These functions are provided by ATLS and its affiliates. Our general partner receives an annual management fee in connection with managing us equivalent to 1% of capital contributions per annum. During the year ended December 31, 2019, we paid $2.3 million for this management fee. ATLS charges us direct costs, such as salary and wages, and allocates indirect costs to us, such as rent for offices, based on the number of its employees who devoted substantially all their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf (including costs incurred by Titan). We will reimburse all necessary and reasonable costs allocated by our general partner.

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

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2019 and 2018, the accounting fees and services charged by our independent auditors, were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Audit fees(1)	$114	$167
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$114	$167

(1)

Represents the aggregate fees recognized in each of the last two years for professional services rendered by our independent auditors, principally for the audits of our annual financial statements, reviews of our quarterly financial information and reviews of documents filed with the SEC.

Audit Committee Pre-Approval Policies and Procedures

The audit committee of our general partner, on at least an annual basis, will review audit and non-audit services performed by independent auditors, as well as the fees charged by the auditors for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2019 and 2018.

For more information on the change in auditor, please see the Partnership’s Form 8-K filed with the SEC on June 14, 2019.

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

10.5	Atlas Growth Partners, L.P. Distribution Reinvestment Plan (incorporated by reference to our Current Report on Form 8-K filed on April 6, 2016)

21.1*	List of Subsidiaries of Atlas Growth Partners, L.P.

23.1*	Consent of VSO Petroleum Consultants, Inc.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

99.1*	Summary Reserve Report of VSO Petroleum Consultants, Inc.

101.INS*	XBRL Instance Document(1)

101.SCH*	XBRL Schema Document(1)

101.CAL*	XBRL Calculation Linkbase Document(1)

101.LAB*	XBRL Label Linkbase Document(1)

101.PRE*	XBRL Presentation Linkbase Document(1)

101.DEF*	XBRL Definition Linkbase Document(1)

*	Filed herewith
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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its general partner

Date: April 16, 2020	By:	/s/ Edward E. Cohen
Edward E. Cohen Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of April 16, 2020.

/s/ Edward E. Cohen	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)
Edward E. Cohen

/s/ Jonathan Z. Cohen	Executive Vice Chairman of the Board
Jonathan Z. Cohen

/s/ Jeffrey M. Slotterback	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Jeffrey M. Slotterback

/s/ John P. Hanna	President and Director
John P. Hanna

/s/ William R. Bagnell	Director
William R. Bagnell

/s/ Jeffrey F. Kupfer	Director
Jeffrey F. Kupfer

/s/ Walter C. Jones	Director
Walter C. Jones