Form 10-Q
period 2020-03-31
Atlas Growth Partners, L.P.
filed 2020-06-30
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 000-55603

Atlas Growth Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0906030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2400 Market Street, Suite 246 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 412-489-0006

425 Houston Street, Suite 300, Fort Worth, TX 76102

_______________________________________________

Former name, former address and former fiscal year, if changed since last report

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

The number of outstanding common limited partner units of the registrant on May 15, 2020 was 23,300,410.

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS GROWTH PARTNERS, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

EXPLANATORY NOTE

On March 25, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order under Section 36 (Release No. 34-88465) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder by providing conditional relief to public companies that were unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak (the “SEC Order”). Atlas Growth Partners, L.P. (the “Company”), as disclosed in the Current Report on Form 8-K filed by the Company with the SEC on May 15, 2020, relied on the SEC Order to extend the May 15, 2020 required filing date of this report. The effects of COVID-19 limited the abilities of the Company’s employees to conduct normal business activities, including the preparation and review of this report. The Company has been following the recommendations of governmental health authorities to minimize exposure risk for its employees, including having some employees work remotely. As a result of the implementation of such measures, the limited size of the Company’s accounting staff and the recent transition in the ownership of the Company’s General Partner, the Company experienced difficulties in completing the normal financial closing processes and internal reviews that were required to timely file this report.

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to obtain long-term financing for our property acquisitions and drilling activities in a timely manner;
•	the suspension of our quarterly distribution;
•	our lack of ability to raise capital, in the capital markets or otherwise;
•	our ability to continue as a going concern;
•	our business and investment strategy;
•	the effect of general market, oil and gas market (including volatility of realized prices for oil, natural gas and natural gas liquids), and economic and political conditions;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	our ability to generate sufficient cash flows to re-start distributions to our unitholders;
•	the degree and nature of our competition; and
•	the availability of qualified personnel at our general partner.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under “Item 1A: Risk Factors” in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,537	$2,239
Advances to affiliates	681	486
Accounts receivable	390	548
Total current assets	2,608	3,273
Property, plant and equipment, net	5,238	9,682
Total assets	$7,846	$12,955
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$538	$536
Accrued liabilities	554	839
Total current liabilities	1,092	1,375
Asset retirement obligations	221	216
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(3,917)	(3,821)
Common limited partners’ interests	7,314	12,049
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	6,533	11,364
Total liabilities and partners’ capital	$7,846	$12,955

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Natural gas revenue	$13	$8
Oil revenue	955	1,845
NGLs revenue	33	46
Total revenues	1,001	1,899
Costs and expenses:
Gas and oil production	434	602
General and administrative	127	193
General and administrative – affiliate	822	832
Depreciation, depletion and amortization	429	1,160
Asset impairment	4,020	—
Total costs and expenses	5,832	2,787
Operating loss	(4,831)	(888)
Gain on asset sales	—	20
Net loss	$(4,831)	$(868)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(4,735)	$(851)
General partner’s interest	(96)	(17)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.20)	$(0.04)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except units and warrant data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2020	100	(3,821)	23,300,410	12,049	2,330,041	3,136	11,364
Net loss	—	(96)	—	(4,735)	—	—	(4,831)
Balance at March 31, 2020	100	$(3,917)	23,300,410	$7,314	2,330,041	$3,136	$6,533

Balance at January 1, 2019	100	(3,511)	23,300,410	27,279	2,330,041	3,136	26,904
Net loss	—	(17)	—	(851)	—	—	(868)
Balance at March 31, 2019	100	$(3,528)	23,300,410	$26,428	2,330,041	$3,136	$26,036

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,831)	$(868)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	429	1,160
Asset impairment	4,020	—
Gain on asset sales	—	(20)
Amortization of deferred financing costs	—	16
Changes in operating assets and liabilities:
Accounts receivable	158	48
Advances to/from affiliates	(195)	68
Accounts payable and accrued liabilities	(283)	(300)
Net cash (used in) provided by operating activities	(702)	104
Net change in cash and cash equivalents	(702)	104
Cash and cash equivalents, beginning of year	2,239	3,543
Cash and cash equivalents, end of period	$1,537	$3,647

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

At March 31, 2020, Atlas Energy Group, LLC (“ATLS”), a Delaware limited liability company, managed and controlled us through its 2.1% limited partner interest in us and its 80% member interest in our general partner. Current and former members of ATLS management own the remaining 20% member interest in our general partner.

At March 31, 2020, we had 23,300,410 common limited partner units issued and outstanding.

On May 1, 2020, pursuant to an Exchange Agreement by and among Riverstone Credit Partners – Direct, L.P. (“Riverstone”) and other lenders (collectively, the “Lenders”), ATLS, New Atlas Holdings, LLC (the “Borrower”, and together with ATLS and the other guarantors, the “Loan Parties”), ATLS transferred (the “Debt Exchange”) assets to the Lenders that included (i) its 80.01% membership interest in the general partner of the Company, and (ii) 500,010 common units representing limited partner interests in the Company. As of the date of the Debt Exchange, approximately $108,431,309 in principal amount of loans remained outstanding, which obligation was terminated in the Debt Exchange.

As a result of the Debt Exchange and related transactions, Riverstone, in its capacity as a Lender, received an approximate 61% membership interest in our general partner, and, as a result, now has the ability to control the Company’s management and operations and appoint all of the members of the Board of Directors (the “Board”) of our general partner.

The interests of our Limited Partners are not affected, altered or otherwise modified by the Debt Exchange (see Note 6 – Subsequent Events).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and include all adjustments that are necessary for a fair presentation of our condensed consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Principles of Consolidation

Our condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Transactions between us and other ATLS managed operations have been identified in the condensed consolidated financial statements as transactions between affiliates, where applicable. All intercompany transactions have been eliminated.

Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates (see Note 6 – Subsequent Events).  We will continue to identify any transaction between us and other ATLS managed operations as transactions between affiliates for all historical periods.

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

Liquidity

For the three months ended March 31, 2020 and 2019, we had net losses of $4.8 million and $0.9 million, respectively, and cash used in operating activities of $0.7 million and cash provided by operating activities of $0.1 million, respectively. With the Partnership’s positive working capital, forecast of cash flows provided by operations, and planned spending reductions in general and administrative costs, we believe our resources will be sufficient to fund operations into 2021 and we will be able to continue as a going concern for one year.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.4 million and $0.5 million, respectively, at March 31, 2020 and December 31, 2019.

Net Income (Loss) Per Common Unit

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(4,831)	$(868)
Less: General partner’s interest	(96)	(17)
Net loss attributable to common limited partners	$(4,735)	$(851)

Diluted net loss attributable to common limited partners per unit is calculated by dividing net loss attributable to common limited partners by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of common limited partner warrants, as calculated by the treasury stock method.

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average number of common units – basic	23,300	23,300
Add effect of dilutive awards(1)	—	—
Weighted average number of common units – diluted	23,300	23,300

(1)

For each of the three months ended March 31, 2020 and 2019, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Natural gas and oil properties:
Proved properties	$137,627	$137,627
Support equipment and other	3,188	3,188
	140,815	140,815
Less – accumulated depreciation, depletion, amortization and impairment	(135,577)	(131,133)
	$5,238	$9,682

For the quarter ended March 31, 2020, we recognized $4.0 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices.  There was no impairment recorded during the quarter ended March 31, 2019.

NOTE 4 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions are provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both of the three months ended March 31, 2020 and 2019, we paid a management fee of $0.6 million to our general partner. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. We reimburse ATLS at cost for direct costs incurred on our behalf. We reimburse all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, we had receivables from ATLS of $0.2 million and zero, respectively, related to the management fee, direct costs and allocated indirect costs, which were recorded in advances from affiliates in the condensed consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates (see Note 6- Subsequent Events).

Relationship with Titan. At the direction of ATLS, we reimburse Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of March 31, 2020 and December 31, 2019, we had receivables from Titan of $0.4 million and $0.5 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the condensed consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates (see Note 6 – Subsequent Events).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of March 31, 2020, certain of our executives are parties to employment agreements with ATLS or Titan that provide compensation and certain other benefits to such executives. The agreements provide for severance payments under certain circumstances.

As of March 31, 2020, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of March 31, 2020 and December 31, 2019.

NOTE 6—SUBSEQUENT EVENT

On June 19, 2020, affiliates of Titan closed on the sale of their Eagle Ford Shale assets with Texas American Resources Corporation II (“TARC”) for $13.2 million based on a May 1, 2020 effective date. In connection with the transaction, we entered into a contract operator agreement with TARC, whereby TARC will operate certain oil and gas properties and will provide other services to the Company related to our properties.

On May 1, 2020, pursuant to an Exchange Agreement by and among Riverstone Credit Partners – Direct, L.P. (“Riverstone”) and other lenders (collectively, the “Lenders”), ATLS, New Atlas Holdings, LLC (the “Borrower”, and together with ATLS and the other guarantors, the “Loan Parties”), ATLS transferred (the “Debt Exchange”) assets to the Lenders that included (i) its 80.01% membership interest in the general partner of the Company, and (ii) 500,010 common units representing limited partner interests in the Company. As of the date of the Debt Exchange, approximately $108,431,309 in principal amount of loans remained outstanding, which obligation was terminated in the Debt Exchange.

As a result of the Debt Exchange and related transactions, Riverstone, in its capacity as a Lender, received an approximate 61% membership interest in our general partner, and, as a result, now has the ability to control the Company’s management and operations and appoint all of the members of the Board of Directors (the “Board”) of our general partner.

The interests of Limited Partners of the Company are not affected, altered or otherwise modified by the Debt Exchange.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States of America. Efforts implemented by local and national governments, as well as businesses, including temporary closures, are expected to have adverse impacts on local, national and the global economies.  Although the disruption is currently expected to be temporary, there is uncertainty around the duration and the related economic impact. Therefore, while we expect this matter to have an impact on our business, the impact to our results of operations and financial position cannot be reasonably estimated at this time.

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

At March 31, 2020, Atlas Energy Group, LLC (“ATLS”), a Delaware limited liability company, managed and controlled us through its 2.1% limited partner interest in us and 80% member interest in our general partner. Current and former members of ATLS management own the remaining 20% member interest in our general partner.

On May 1, 2020, pursuant to an Exchange Agreement by and among Riverstone Credit Partners – Direct, L.P. (“Riverstone”) and other lenders (collectively, the “Lenders”), ATLS, New Atlas Holdings, LLC (the “Borrower”, and together with ATLS and the other guarantors, the “Loan Parties”), ATLS transferred (the “Debt Exchange”) assets to the Lenders that included (i) its 80.01% membership interest in the general partner of the Company, and (ii) 500,010 common units representing limited partner interests in the Company. As of the date of the Debt Exchange, approximately $108,431,309 in principal amount of loans remained outstanding, which obligation was terminated in the Debt Exchange.

As a result of the Debt Exchange and related transactions, Riverstone, in its capacity as a Lender, received an approximate 61% membership interest in our general partner, and, as a result, now has the ability to control the Company’s management and operations and appoint all of the members of the Board of Directors (the “Board”) of our general partner.

The interests of Limited Partners of the Company are not affected, altered or otherwise modified by the Debt Exchange.

In connection with and following the Debt Exchange, our general partner appointed Christopher Abbate, Daniel Flannery and Jack Maleh to serve as directors on the Board (collectively, the “New Directors”) replacing each of the previous directors of our general partner. The New Directors terms as directors began on May 1, 2020 and the former directors resignations were effective on May 1, 2020.

In connection with and following the Debt Exchange, our general partner appointed Jeffrey Slotterback, its previous Chief Financial Officer, to serve as Chief Executive Officer in addition to serving as Chief Financial Officer, and Christopher Walker, its previous Chief Operating Officer, will serve in that capacity (collectively, the “New Officers”) going forward. The respective terms of the New Officers as officers began on May 1, 2020 and the previous officers resignations were effective on May 1, 2020.

We anticipate further significant reductions in general and administrative expenses following the Debt Exchange and the appointment of the New Officers.

On June 19, 2020, affiliates of Titan closed on the sale of their Eagle Ford Shale assets with Texas American Resources Corporation II (“TARC”) for $13.2 million based on a May 1, 2020 effective date. In connection with the transaction, we entered into a contract operator agreement with TARC, whereby TARC will operate certain oil and gas properties and will provide other services to the Company related to our properties. We anticipate the TARC contract operator agreement will further reduce our general and administrative expenses.

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas. While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  At March 31, 2020, we had $1.5 million of cash on our balance sheet and no debt.

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

Since 2017, the natural gas, oil and natural gas liquids commodity price markets have been marked by volatility. While we anticipate high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves. The economics of drilling new oil wells across our acreage position in the Eagle Ford Shale in south Texas have improved over the past few years, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

Beginning in March 2020, significant price decline and price volatility for oil and gas products emerged in the market.  We could be directly impacted by these price changes if the decline in demand and price remain depressed for an extended period of time. Given the volatility and uncertainty, we may be at risk of being able to identify and secure a party to gather and purchase our products.  A significant number of our product sales are short-term in nature with contract terms of one year or less, though generally subject to customary evergreen clauses.  To date, we have been able to sell our production and we continue to identify multiple purchasers.  However, should these parties become unwilling to purchase our production, we will need to work to identify other purchasers in the area to gather and purchase our oil and gas products.  Failure to identify other purchasers and storage facilities, may result in the potential shut-in of the field.  The financial statement impact, change in price and expected time for these changes is not estimable but could result in significant decreases in oil and gas operations.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. We have established production positions in the following areas:

•	the Eagle Ford Shale in south Texas, an oil-rich area, in which we acquired acreage in November 2014;
•

the Marble Falls play in the Fort Worth Basin in northern Texas. In January 2019, we sold our Marble Falls position, which resulted in a gain of $15 thousand after customary purchase price adjustments; and

•	the Mississippi Lime play in northwestern Oklahoma. In July 2019, we sold our Mississippi Lime position, which resulted in a loss of $48 thousand after customary purchase price adjustments.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Total production volumes per day:
Natural gas (Boed)	32	29
Oil (Bpd)	228	365
NGLs (Bpd)	38	37
Total (Boed)	298	431
Total production volumes:
Natural gas (MBoe)	3	3
Oil (MBbls)	21	33
NGLs (MBbls)	3	3
Total (MBoe)	27	39

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

	Three Months Ended March 31,
	2020	2019
Production revenues (in thousands):
Natural gas revenue	$13	$8
Oil revenue	955	1,845
NGLs revenue	33	46
Total production revenues	$1,001	$1,899
Average sales price, unhedged:
Natural gas (per Mcf)	$0.73	$0.52
Oil (per Bbl)	$45.98	$56.17
NGLs (per Bbl)	$9.65	$13.71

Total Oil and Gas Costs (in thousands)	$434	$602

Oil and Gas Production costs (per Boe):
Lease operating expenses	$11.97	$11.37
Production taxes	3.02	3.74
Transportation and compression	0.92	0.41
	$15.91	$15.52

Our oil and gas production revenues were lower in the current quarter as compared to the prior year period due to a $0.7 million decrease resulting from decreased production volumes and a $0.2 million decrease due to lower realized average oil sales prices.

Our oil and gas production costs were lower in the current quarter as compared to the prior year period due to $0.2 million of lower lease operating expenses primarily resulting from reduced repairs, maintenance and workover costs.

OTHER EXPENSES

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Other Expenses
General and administrative	$949	$1,025
Depreciation, depletion and amortization	429	1,160
Asset impairment	4,020	—
Gain on asset sales	—	20

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2020 decreased $0.1 million compared with the general and administrative expenses for the three months ended March 31, 2019, as a result of lower corporate activities and management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization in the current quarter of $0.7 million was due to lower production volumes and asset impairments recorded in the 4th quarter of 2019.

Asset impairment. For the quarter ended March 31, 2020, we recognized $4.0 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted commodity prices and production performance.

Gain on asset sales. In January 2019, we sold our Marble Falls position, which resulted in a gain of $20 thousand after customary purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently fund our operations through cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices.

As of March 31, 2020, we had $1.5 million of cash on our balance sheet and no debt.

Cash Flows

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(702)	$104

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Cash Flows from Operating Activities:

The change in cash flows (used in) provided by operating activities compared with the prior period was due to a $0.8 million decrease in net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses.

Capital Requirements

As of March 31, 2020, we did not have any material accrued well drilling and completion and capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to our contractual obligations and commercial commitments outside the ordinary course of our business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of March 31, 2020, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2020. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our financial results. For the three months ended March 31, 2020, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended March 31, 2021 of $0.6 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC, other than the risks described below:

The ongoing COVID-19 outbreak and the related impact on oil and natural gas prices have adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.

The ongoing COVID-19 outbreak, which the WHO declared a pandemic and the United States Government declared a national emergency in March 2020, has reached more than 200 countries and has continued to be a rapidly evolving situation. The pandemic has resulted in widespread adverse impacts on the global economy and financial markets and we and our operators and other parties with whom we have business relations have experienced some resulting disruptions to our and their business operations. For example, since mid-March, we have had to limit access to our administrative offices and have taken certain other precautionary measures intended to help minimize the risk to our employees, our business and our community. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns.  In addition, our employees are now working remotely, which could increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions.

The impact of the pandemic, including the resulting significant reduction in global demand for oil and, to a lesser extent natural gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, is expected to lead to significant global economic contraction generally and in our industry in particular.  Oil and natural gas prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. The current price environment has caused some of our operators’ wells to become uneconomic, which has resulted, and may result in the future, in suspension of production from those wells or a significant reduction in, existing production. Some operators may also attempt to shut in producing wells and avoid lease termination or payment of shut-in royalties by claiming force majeure, if provided for in the applicable lease. The curtailment of production or the shut-in of wells as a result of the ongoing COVID-19 outbreak and the drop in oil prices are both outside of our control, and the materialization of either circumstance could have a significant impact on our result of operations. We may receive notices regarding well shut-ins and curtailments of production from our operators as reductions in global demand for oil and natural gas resulting from the COVID-19 outbreak and depressed oil prices resulting from the OPEC decisions each continue and as oil storage facilities reach capacity and/or purchasers of crude products cancel previous orders as a result.

Due to the recent significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic and other supply factors, we have recorded an impairment on our oil and natural gas properties for the three months ended March 31, 2020. If the expected significant decline in the price of oil, natural gas and NGLs continues through future periods or if prices decrease further in future periods, we may be required to record additional impairments.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, future actions taken by members of OPEC and other foreign oil-exporting countries, actions taken by governmental authorities, our operators and other third parties and the timing and extent to which normal economic and operating conditions resume.

ITEM 6:	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Growth Partners, L.P. (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

3.2	First Amended and Restated Limited Partnership Agreement of Atlas Growth Partners, L.P. (incorporated by reference to our Current Report on Form 8-K filed on April 6, 2016).

10.1	Contract Operating Agreement by and between Atlas Growth Eagle Ford, LLC and Texas American Resources Company (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2020)

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS*	XBRL Instance Document(1)

101.SCH*	XBRL Schema Document(1)

101.CAL*	XBRL Calculation Linkbase Document(1)

101.LAB*	XBRL Label Linkbase Document(1)

101.PRE*	XBRL Presentation Linkbase Document(1)

101.DEF*	XBRL Definition Linkbase Document(1)

*	Filed herewith
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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: June 29, 2020	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Executive Officer and Chief Financial Officer