Form 10-Q
period 2020-06-30
Atlas Growth Partners, L.P.
filed 2020-08-19
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Registrant’s telephone number, including area code: 800-674-2614

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

The number of outstanding common limited partner units of the registrant on August 12, 2020 was 23,300,410.

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS GROWTH PARTNERS, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to obtain long-term financing for our property acquisitions and drilling activities in a timely manner;
•	the suspension of our quarterly distribution;
•	our lack of ability to raise capital, in the capital markets or otherwise;
•	our ability to continue as a going concern;
•	our business and investment strategy;
•	the effect of general market, oil and gas market (including volatility of realized prices for oil, natural gas and natural gas liquids), and economic and political conditions;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	our ability to generate sufficient cash flows to re-start distributions to our unitholders;
•	the ongoing COVID-19 outbreak and the related impact on oil and natural gas prices;
•	the degree and nature of our competition; and
•	the availability of qualified personnel at our general partner.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,396	$2,239
Accounts receivable	262	548
Prepaid expenses	208	—
Advances to affiliates	—	486
Total current assets	1,866	3,273
Property, plant and equipment, net	5,077	9,682
Total assets	$6,943	$12,955
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$521	$536
Accrued liabilities	1,206	839
Total current liabilities	1,727	1,375
Asset retirement obligations	225	216
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(3,948)	(3,821)
Common limited partners’ interests	5,803	12,049
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	4,991	11,364
Total liabilities and partners’ capital	$6,943	$12,955

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Natural gas revenue	$10	$21	$23	$29
Oil revenue	307	1,831	1,262	3,676
NGLs revenue	18	51	51	97
Total revenues	335	1,903	1,336	3,802
Costs and expenses:
Gas and oil production	308	677	742	1,279
General and administrative	656	387	783	580
General and administrative – affiliate	748	819	1,570	1,651
Depreciation, depletion and amortization	165	859	594	2,019
Asset impairment	—	—	4,020	—
Total costs and expenses	1,877	2,742	7,709	5,529
Operating loss	(1,542)	(839)	(6,373)	(1,727)
Gain on asset sales	—	—	—	20
Net loss	$(1,542)	$(839)	$(6,373)	$(1,707)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	(1,511)	(823)	(6,246)	(1,674)
General partner’s interest	(31)	(16)	(127)	(33)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.06)	$(0.04)	$(0.27)	$(0.07)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit and warrant data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2020	100	$(3,821)	23,300,410	$12,049	2,330,041	$3,136	$11,364
Net loss	—	(96)	—	(4,735)	—	—	(4,831)
Balance at March 31, 2020	100	$(3,917)	23,300,410	$7,314	2,330,041	$3,136	$6,533
Net loss	—	(31)	—	(1,511)	—	—	(1,542)
Balance at June 30, 2020	100	$(3,948)	23,300,410	$5,803	2,330,041	$3,136	$4,991

Balance at January 1, 2019	100	$(3,511)	23,300,410	$27,279	2,330,041	$3,136	$26,904
Net loss	—	(17)	—	(851)	—	—	(868)
Balance at March 31, 2019	100	$(3,528)	23,300,410	$26,428	2,330,041	$3,136	$26,036
Net loss	—	(16)	—	(823)	—	—	(839)
Balance at June 30, 2019	100	$(3,544)	23,300,410	$25,605	2,330,041	$3,136	$25,197

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,373)	$(1,707)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	594	2,019
Asset impairment	4,020	—
Gain on asset sales	—	(20)
Amortization of deferred financing costs	—	67
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	78	301
Advances to/from affiliates	486	(243)
Accounts payable and accrued liabilities	352	(243)
Net cash (used in) provided by operating activities	(843)	174
Net change in cash and cash equivalents	(843)	174
Cash and cash equivalents, beginning of period	2,239	3,543
Cash and cash equivalents, end of period	$1,396	$3,717

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Atlas Growth Partners, L.P. (the “Company”) is a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in south Texas. Our general partner, Atlas Growth Partners GP, LLC owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and controls us.

Through May 1, 2020, Atlas Energy Group, LLC (“ATLS”), a Delaware limited liability company, managed and controlled us through its 2.1% limited partner interest in us and its 80% member interest in our general partner. Current and former members of ATLS management owned the remaining 20% member interest in our general partner.

On May 1, 2020, pursuant to an Exchange Agreement by and among Riverstone Credit Partners – Direct, L.P. (“Riverstone”) and other lenders (collectively, the “Lenders”), ATLS and New Atlas Holdings, LLC (the “Borrower”, and together with ATLS and the other guarantors, the “Loan Parties”), ATLS transferred (the “Debt Exchange”) assets to the Lenders that included (i) its 80.01% membership interest in the general partner of the Company, and (ii) 500,010 common units representing limited partner interests in the Company. As of the date of the Debt Exchange, approximately $108,431,309 in principal amount of loans remained outstanding, which obligation was terminated in the Debt Exchange.

As a result of the Debt Exchange and related transactions, Riverstone, in its capacity as a Lender, received an approximate 61% membership interest in our general partner, and, as a result, now has the ability to control the Company’s management and operations and appoint all of the members of the Board of Directors (the “Board”) of our general partner.

The interests of our Limited Partners are not affected, altered or otherwise modified by the Debt Exchange.

At June 30, 2020, we had 23,300,410 common limited partner units issued and outstanding.

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

Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates. We will continue to identify any transaction between us and other ATLS managed operations as transactions between affiliates for all historical periods.

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

Liquidity

For the six months ended June 30, 2020 and 2019, we had net losses of $6.4 million and $1.7 million, respectively, and cash used in operating activities of $0.8 million and cash provided by operating activities of $0.2 million, respectively. With the Company’s cash on hand, positive working capital, forecast of cash flows provided by operations, and planned spending reductions in general and administrative costs, we believe our resources will be sufficient to fund operations into 2021 and we will be able to continue as a going concern for one year.

Beginning in March 2020, significant price decline and price volatility for oil and gas products emerged in the market. We have been and could continue to be directly impacted by these price changes if the decline in demand and price remain depressed for an extended period of time. Given the volatility and uncertainty, we may be at risk of being able to identify and secure a party to gather and purchase our products. A significant number of our product sales are short-term in nature with contract terms of one year or less, though generally subject to customary evergreen clauses. To date, we have been able to sell our production and we continue to identify multiple purchasers.  However, should these parties become unwilling to purchase our production, we will need to work to identify other purchasers in the area to gather and purchase our oil and gas products. Failure to identify other purchasers and storage facilities, may result in the potential shut-in of the field. The financial statement impact, change in price and expected time for these changes is not estimable but could result in significant decreases in oil and gas operations.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.3 million and $0.5 million, respectively, at June 30, 2020 and December 31, 2019.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(1,542)	$(839)	$(6,373)	$(1,707)
Less: General partner’s interest	(31)	(16)	(127)	(33)
Net loss attributable to common limited partners	$(1,511)	$(823)	$(6,246)	$(1,674)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of common units – basic	23,300	23,300	23,300	23,300
Add effect of dilutive awards(1)	—	—	—	—
Weighted average number of common units – diluted	23,300	23,300	23,300	23,300

(1)

For each of the three and six months ended June 30, 2020 and 2019, 2,330,041 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Natural gas and oil properties:
Proved properties	$137,627	$137,627
Support equipment and other	3,188	3,188
	140,815	140,815
Less – accumulated depreciation, depletion, amortization and impairment	(135,738)	(131,133)
	$5,077	$9,682

For the six months ended June 30, 2020, we recognized $4.0 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices. There was no impairment recorded during the quarter ended June 30, 2020 or the three and six month period ended June 30, 2019. During the six months ended June 30, 2020 and 2019, we did not have any non-cash investing activity capital expenditures.

NOTE 4 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On June 19, 2020, affiliates of Titan (as defined below) closed on the sale of their Eagle Ford Shale assets with Texas American Resources Corporation II (“TARC”) for $13.2 million based on a May 1, 2020 effective date. In connection with the transaction, we entered into a contract operator agreement with TARC, whereby TARC will operate certain oil and gas properties and will provide other services to the Company related to our properties.

On May 1, 2020, pursuant to an Exchange Agreement by and among the Lenders and the Loan Parties, ATLS transferred assets to the Lenders that included (i) its 80.01% membership interest in the general partner of the Company, and (ii) 500,010 common units representing limited partner interests in the Company. As of the date of the Debt Exchange, approximately $108,431,309 in principal amount of loans remained outstanding, which obligation was terminated in the Debt Exchange.

As a result of the Debt Exchange and related transactions, Riverstone, in its capacity as a Lender, received an approximate 61% membership interest in our general partner, and, as a result, now has the ability to control the Company’s management and operations and appoint all of the members of the Board of our general partner.

The interests of Limited Partners of the Company are not affected, altered or otherwise modified by the Debt Exchange.

Relationship with general partner. Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both of the three months ended June 30, 2020 and 2019, we paid a management fee of $0.6 million to our general partner and during both of the six months ended June 30, 2020 and 2019 we paid a management fee of $1.1 million, respectively, to our general partner. As of June 30, 2020, we had payables of $0.6 million related to the management fee which were recorded in accrued liabilities in the condensed consolidated balance sheets.

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions were historically provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. Historically, we reimbursed ATLS at cost for direct costs incurred on our behalf and all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, we had no payables to ATLS related to the management fee, direct costs or allocated indirect costs, which were recorded in advances from affiliates in the condensed consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates.

Relationship with Titan. Prior to May 1, 2020, at the direction of ATLS, we reimbursed Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of June 30, 2020 and December 31, 2019, we had receivables from Titan of zero and $0.5 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the condensed consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of June 30, 2020, certain of our executives are parties to employment agreements that provide compensation and certain other benefits to such executives. The agreements provide for severance payments under certain circumstances.

As of June 30, 2020, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of June 30, 2020 and December 31, 2019.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

Atlas Growth Partners, L.P. (the “Company”) is a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in south Texas. Our general partner, Atlas Growth Partners GP, LLC owns 100% of our general partner units (which are entitled to receive 2% of the cash distributed by us without any obligation to make further capital contributions) and all of the incentive distribution rights through which it manages and controls us.

Through May 1, 2020, Atlas Energy Group, LLC (“ATLS”), a Delaware limited liability company, managed and controlled us through its 2.1% limited partner interest in us and 80% member interest in our general partner. Current and former members of ATLS management owned the remaining 20% member interest in our general partner.

On May 1, 2020, pursuant to an Exchange Agreement by and among Riverstone Credit Partners – Direct, L.P. (“Riverstone”) and other lenders (collectively, the “Lenders”), ATLS and New Atlas Holdings, LLC (the “Borrower”, and together with ATLS and the other guarantors, the “Loan Parties”), ATLS transferred (the “Debt Exchange”) assets to the Lenders that included (i) its 80.01% membership interest in the general partner of the Company, and (ii) 500,010 common units representing limited partner interests in the Company. As of the date of the Debt Exchange, approximately $108,431,309 in principal amount of loans remained outstanding, which obligation was terminated in the Debt Exchange.

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

We anticipate further reductions in general and administrative expenses following the Debt Exchange and the appointment of the New Officers.

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

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas. While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses. At June 30, 2020, we had $1.4 million of cash on our balance sheet and no debt.

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

Beginning in March 2020, significant price decline and price volatility for oil and gas products emerged in the market. We have been and could continue to be directly impacted by these price changes if the decline in demand and price remain depressed for an extended period of time. Given the volatility and uncertainty, we may be at risk of being able to identify and secure a party to gather and purchase our products. A significant number of our product sales are short-term in nature with contract terms of one year or less, though generally subject to customary evergreen clauses. To date, we have been able to sell our production and we continue to identify multiple purchasers.  However, should these parties become unwilling to purchase our production, we will need to work to identify other purchasers in the area to gather and purchase our oil and gas products. Failure to identify other purchasers and storage facilities, may result in the potential shut-in of the field. The financial statement impact, change in price and expected time for these changes is not estimable but could result in significant decreases in oil and gas operations.

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

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total production volumes per day:
Natural gas (Boed)	27	31	30	30
Oil (Bpd)	211	318	220	342
NGLs (Bpd)	27	38	32	37
Total (Boed)	265	387	282	409
Total production volumes:
Natural gas (MBoe)	2	3	5	5
Oil (MBbls)	19	29	40	62
NGLs (MBbls)	3	3	6	7
Total (MBoe)	24	35	51	74

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Production revenues (in thousands):
Natural gas revenue	$10	$21	$23	$29
Oil revenue	307	1,831	1,262	3,676
NGLs revenue	18	51	51	97
Total production revenues	$335	$1,903	$1,336	$3,802
Average sales price, unhedged:
Natural gas (per Mcf)	$0.69	$1.24	$0.72	$0.89
Oil (per Bbl)	$15.97	$63.21	$31.55	$59.47
NGLs (per Bbl)	$7.25	$14.89	$8.64	$14.31

Total Oil and Gas Costs (in thousands)	$308	$677	$742	$1,279

Oil and Gas Production costs (per Boe):
Lease operating expenses	$11.12	$15.24	$11.61	$13.21
Production taxes	0.62	3.58	1.89	3.66
Transportation and compression	1.04	0.40	0.98	0.41
Total production costs per Boe	$12.78	$19.22	$14.48	$17.28

Our oil and gas production revenues were lower in the current quarter as compared to the prior year period due to a $1.1 million decrease due to lower realized average oil sales prices and a $0.5 million decrease in oil production volumes. Our oil and gas production revenues were lower in the six months ended June 30, 2020 as compared to the prior year period due to a $1.3 million decrease due to lower realized average oil sales prices and a $1.2 million decrease in oil production volumes. As a result of the current economic conditions, the Company entered into agreements to sell May and June production at a fixed price for a fixed volume which negatively impacted our sold oil production volumes and realized average oil sales price.

Our oil and gas production costs were lower in the current quarter as compared to the prior year period due to a $0.4 million decrease in production costs resulting from lower volumes. Our oil and gas production costs were lower in the six months ended June 30, 2020 as compared to the prior year period due to a $0.5 million decrease in production costs resulting from lower volumes.

OTHER EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
General and administrative	$1,404	$1,206	$2,353	$2,231
Depreciation, depletion and amortization	165	859	594	2,019
Asset impairment	—	—	4,020	—
Gain on asset sales	—	—	—	20

General and Administrative Expenses. The increase in general and administrative expenses for the current quarter and the six months ended June 30, 2020 as compared to the prior year periods were due to certain one-time charges associated with our separation from ATLS.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization in the current quarter and the six months ended June 30, 2020 as compared to the prior year periods was primarily due to decreases in our depletion expense resulting from asset impairments recorded in previous periods, which lowered our depletable base, and lower production volumes.

Asset impairment. For the six months ended June 30, 2020, we recognized $4.0 million of impairment related to our proved oil and gas properties due to lower forecasted commodity prices.

Gain on asset sales. In January 2019, we sold our Marble Falls position, which resulted in a gain of $20 thousand after customary purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently fund our operations through cash on hand and cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices.

As of June 30, 2020, we had $1.4 million of cash on our balance sheet and no debt.

Cash Flows

	Six Months Ended June 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(843)	$174

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Cash Flows from Operating Activities:

The change in cash flows (used in) provided by operating activities compared with the prior period was due to a $1.0 million decrease in net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses coupled with certain one-time charges associated with our separation from ATLS.

Capital Requirements

As of June 30, 2020, we did not have any material accrued well drilling and completion and capital expenditures.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of June 30, 2020, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2020. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in commodity prices and the impact those price movements have on our financial results. For the three months ended June 30, 2020, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended June 30, 2020 of $0.4 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2020.

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: August 19, 2020	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Executive Officer and Chief Financial Officer