Form 10-Q
period 2020-09-30
Atlas Growth Partners, L.P.
filed 2020-11-16
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 000-55603

Atlas Growth Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0906030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2400 Market Street, Suite 230 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 800-674-2614

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The number of outstanding common limited partner units of the registrant on November 13, 2020 was 23,300,410.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,305	$2,239
Accounts receivable	616	548
Prepaid expenses	146	—
Advances to affiliates	—	486
Total current assets	2,067	3,273
Property, plant and equipment, net	4,921	9,682
Total assets	$6,988	$12,955
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$780	$536
Accrued liabilities	1,795	839
Total current liabilities	2,575	1,375
Asset retirement obligations	230	216
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(3,964)	(3,821)
Common limited partners’ interests	5,011	12,049
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	4,183	11,364
Total liabilities and partners’ capital	$6,988	$12,955

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Natural gas revenue	$20	$16	$43	$45
Oil revenue	698	718	1,960	4,394
NGLs revenue	38	30	89	127
Total revenues	756	764	2,092	4,566
Costs and expenses:
Gas and oil production	318	610	1,060	1,889
General and administrative	515	288	1,298	868
General and administrative – affiliate	570	780	2,140	2,431
Depreciation, depletion and amortization	161	585	755	2,604
Asset impairment	—	—	4,020	—
Total costs and expenses	1,564	2,263	9,273	7,792
Operating loss	(808)	(1,499)	(7,181)	(3,226)
Loss on asset sales	—	(48)	—	(28)
Net loss	$(808)	$(1,547)	$(7,181)	$(3,254)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	(792)	(1,516)	(7,038)	(3,190)
General partner’s interest	(16)	(31)	(143)	(64)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.03)	$(0.07)	$(0.30)	$(0.14)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit and warrant data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2020	100	$(3,821)	23,300,410	$12,049	2,330,041	$3,136	$11,364
Net loss	—	(96)	—	(4,735)	—	—	(4,831)
Balance at March 31, 2020	100	$(3,917)	23,300,410	$7,314	2,330,041	$3,136	$6,533
Net loss	—	(31)	—	(1,511)	—	—	(1,542)
Balance at June 30, 2020	100	$(3,948)	23,300,410	$5,803	2,330,041	$3,136	$4,991
Net loss	—	(16)	—	(792)	—	—	(808)
Balance at September 30, 2020	100	$(3,964)	23,300,410	$5,011	2,330,041	$3,136	$4,183

Balance at January 1, 2019	100	$(3,511)	23,300,410	$27,279	2,330,041	$3,136	$26,904
Net loss	—	(17)	—	(851)	—	—	(868)
Balance at March 31, 2019	100	$(3,528)	23,300,410	$26,428	2,330,041	$3,136	$26,036
Net loss	—	(16)	—	(823)	—	—	(839)
Balance at June 30, 2019	100	$(3,544)	23,300,410	$25,605	2,330,041	$3,136	$25,197
Net loss	—	(31)	—	(1,516)	—	—	(1,547)
Balance at September 30, 2019	100	$(3,575)	23,300,410	$24,089	2,330,041	$3,136	$23,650

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,181)	$(3,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	755	2,604
Asset impairment	4,020	—
Loss on asset sales	—	28
Amortization of deferred financing costs	—	67
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(214)	297
Advances to/from affiliates	486	96
Accounts payable and accrued liabilities	1,200	(162)
Net cash used in operating activities	(934)	(324)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	(20)
Net cash used in investing activities	—	(20)
Net change in cash and cash equivalents	(934)	(344)
Cash and cash equivalents, beginning of period	2,239	3,543
Cash and cash equivalents, end of period	$1,305	$3,199

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

The interests of our Limited Partners were not affected, altered or otherwise modified by the Debt Exchange.

At September 30, 2020, we had 23,300,410 common limited partner units issued and outstanding.

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

Liquidity

For the nine months ended September 30, 2020 and 2019, we had net losses of $7.2 million and $3.3 million, respectively, and cash used in operating activities of $0.9 million and $0.3 million, respectively. With the Company’s cash on hand, forecast of cash flows provided by operations, and planned spending reductions in general and administrative costs, we believe our resources will be sufficient to fund operations into 2021 and we will be able to continue as a going concern for one year.

Beginning in March 2020, significant price decline and price volatility for oil and gas products emerged in the market. We have been and could continue to be directly impacted by these price changes if demand and prices remain depressed for an extended period of time. Given the volatility and uncertainty, we may be at risk of being able to identify and secure a party to gather and purchase our products. A significant number of our product sales are short-term in nature with contract terms of one year or less, though generally subject to customary evergreen clauses. To date, we have been able to sell our production and we continue to identify multiple purchasers. However, should these parties become unwilling to purchase our production, we will need to work to identify other purchasers in the area to gather and purchase our oil and gas products. Failure to identify other purchasers and storage facilities, may result in the potential shut-in of the field. The financial statement impact, change in price and expected time for these changes is not estimable but could result in significant decreases in oil and gas operations.

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

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to our condensed consolidated statements of operations. Upon the sale of an individual well, we credit the proceeds to accumulated depreciation and depletion within our condensed consolidated balance sheet. Upon our sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in our condensed consolidated statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

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

Our natural gas production is primarily sold under market-sensitive contracts that are typically priced at a differential to the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets. For natural gas contracts, we generally record wet gas sales (which consist of natural gas and NGLs based on end products after processing) at the wellhead or inlet of the plant as revenues net of transportation, gathering and processing expenses if the processor is the customer and there is no redelivery of commodities to us at the tailgate of the plant. Conversely, we generally record residual natural gas and NGL sales at the tailgate of the plant on a gross basis along with the associated transportation, gathering and processing expenses if the processor is a service provider and there is redelivery of commodities to us at the tailgate of the plant. All facts and circumstances of an arrangement are considered and judgment is often required in making this determination.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.6 million and $0.5 million, respectively, at September 30, 2020 and December 31, 2019.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(808)	$(1,547)	$(7,181)	$(3,254)
Less: General partner’s interest	(16)	(31)	(143)	(64)
Net loss attributable to common limited partners	$(792)	$(1,516)	$(7,038)	$(3,190)

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

(1)

For each of the three and nine months ended September 30, 2020 and 2019, 2,330,041 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Natural gas and oil properties:
Proved properties	$137,627	$137,627
Support equipment and other	3,188	3,188
	140,815	140,815
Less – accumulated depreciation, depletion, amortization and impairment	(135,894)	(131,133)
	$4,921	$9,682

For the nine months ended September 30, 2020, we recognized $4.0 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices. There was no impairment recorded during the quarter ended September 30, 2020 or the three and nine month period ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, we did not have any non-cash investing activity capital expenditures.

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

The interests of Limited Partners of the Company were not affected, altered or otherwise modified by the Debt Exchange.

Relationship with general partner. Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both of the three months ended September 30, 2020 and 2019, we paid a management fee of $0.6 million to our general partner and during both of the nine months ended September 30, 2020 and 2019 we paid a management fee of $1.7 million, respectively, to our general partner. As of September 30, 2020, we had payables of $1.1 million related to the management fee, which were recorded in accrued liabilities in the condensed consolidated balance sheets.

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions were historically provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. Historically, we reimbursed ATLS at cost for direct costs incurred on our behalf and all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, we had no payables to ATLS related to the management fee, direct costs or allocated indirect costs, which were recorded in advances from affiliates in the condensed consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates.

Relationship with Titan. Prior to May 1, 2020, at the direction of ATLS, we reimbursed Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of September 30, 2020 and December 31, 2019, we had receivables from Titan of zero and $0.5 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the condensed consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of September 30, 2020, certain of our executives are parties to employment agreements that provide compensation and certain other benefits to such executives. The agreements provide for severance payments under certain circumstances.

As of September 30, 2020, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of September 30, 2020 and December 31, 2019.

NOTE 6 – CORRECTION OF AN IMMATERIAL ERROR

In connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2019, we identified an error in the amounts settled from our purchaser for the production periods June 2018 to July 2019. The purchaser issued revised settlement statements for this period, which resulted in a reduction of revenues of $0.8 million and depletion expense of $0.3 million for a net increase in our net loss of $0.5 million.  The adjustment changed our advances to (from) affiliates from a receivable of $0.5 million to a payable of $0.2 million for the period ended September 30, 2019. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to our condensed consolidated financial statements for any prior annual or interim period. Therefore, amendments of previously filed reports are not required. If the settlement statement correction had been recognized in the respective production months, for the nine months ended September 30, 2019, revenue would have been increased by $0.4 million from $4.6 million to $5.0 million, and net loss would have decreased $0.4 million from $3.3 million to $2.9 million. For the three months ended September 30, 2019, revenue would have been increased by $0.8 million from $0.8 million to $1.6 million, and net loss would have decreased $0.4 million from $1.5 million to $1.1 million. Total assets as of September 30, 2019 would have decreased $0.2 million from $25.2 million to $25 million.

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

The interests of Limited Partners of the Company were not affected, altered or otherwise modified by the Debt Exchange.

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

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas. While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses. At September 30, 2020, we had $1.3 million of cash on our balance sheet and no debt.

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

Beginning in March 2020, significant price decline and price volatility for oil and gas products emerged in the market. We have been and could continue to be directly impacted by these price changes if demand and prices remain depressed for an extended period of time. Given the volatility and uncertainty, we may be at risk of being able to identify and secure a party to gather and purchase our products. A significant number of our product sales are short-term in nature with contract terms of one year or less, though generally subject to customary evergreen clauses. To date, we have been able to sell our production and we continue to identify multiple purchasers.  However, should these parties become unwilling to purchase our production, we will need to work to identify other purchasers in the area to gather and purchase our oil and gas products. Failure to identify other purchasers and storage facilities, may result in the potential shut-in of the field. The financial statement impact, change in price and expected time for these changes is not estimable but could result in significant decreases in oil and gas operations.

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

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total production volumes per day:
Natural gas (Boed)	23	29	27	30
Oil (Bpd)	196	151	212	277
NGLs (Bpd)	33	36	33	37
Total (Boed)	252	216	272	344
Total production volumes:
Natural gas (MBoe)	2	3	7	8
Oil (MBbls)	18	14	58	76
NGLs (MBbls)	3	3	9	10
Total (MBoe)	23	20	74	94

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Production revenues (in thousands):
Natural gas revenue	$20	$16	$43	$45
Oil revenue	698	718	1,960	4,394
NGLs revenue	38	30	89	127
Total production revenues	$756	$764	$2,092	$4,566
Average sales price, unhedged:
Natural gas (per Mcf)	$1.49	$0.99	$0.94	$0.93
Oil (per Bbl)	$38.81	$51.54	$33.81	$58.01
NGLs (per Bbl)	$12.63	$9.14	$9.99	$12.62

Total Oil and Gas Costs (in thousands)	$318	$610	$1,060	$1,889

Oil and Gas Production Costs (per Boe):
Lease operating expenses	$10.45	$25.03	$11.25	$15.72
Production taxes	2.72	4.98	2.15	3.94
Transportation and compression	0.52	0.65	0.83	0.46
Total production costs per Boe	$13.69	$30.66	$14.23	$20.12

Our oil and gas production revenues were lower in the current quarter as compared to the prior year period due to a $0.3 million decrease due to lower realized average oil sales prices and a $0.5 million decrease in oil production volumes. Our oil and gas production revenues were lower in the nine months ended September 30, 2020 as compared to the prior year period due to a $1.5 million decrease in oil production volumes and a $1.8 million decrease due to lower realized average oil sales prices. As a result of the current economic conditions, the Company entered into agreements to sell May and June production at a fixed price for a fixed volume which negatively impacted our sold oil production volumes and realized average oil sales price. For the three and nine months ended September 30, 2019, we recognized an $0.8 million settlement statement correction from a purchaser for the production periods June 2018 to July 2019.

Our oil and gas production costs were lower in the current quarter as compared to the prior year period due to a $0.3 million decrease in production costs resulting from lower volumes. Our oil and gas production costs were lower in the nine months ended September 30, 2020 as compared to the prior year period due to a $0.8 million decrease in production costs resulting from lower volumes.

OTHER EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
General and administrative	$1,085	$1,068	$3,438	$3,299
Depreciation, depletion and amortization	161	585	755	2,604
Asset impairment	—	—	4,020	—
Loss on asset sales	—	(48)	—	(28)

General and Administrative Expenses. The increase in general and administrative expenses for the current quarter and the nine months ended September 30, 2020 as compared to the prior year periods was due to certain one-time charges associated with our separation from ATLS.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization in the current quarter and the nine months ended September 30, 2020 as compared to the prior year periods was primarily due to decreases in our depletion expense resulting from asset impairments recorded in previous periods, which lowered our depletable base, and lower production volumes.

Asset impairment. For the nine months ended September 30, 2020, we recognized $4.0 million of impairment related to our proved oil and gas properties due to lower forecasted commodity prices.

Loss on asset sales. In January 2019, we sold our Marble Falls position, which resulted in a gain of $20 thousand after customary purchase price adjustments. In July 2019, we sold our Mississippi Lime position, which resulted in a loss of $48 thousand after customary purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently fund our operations through cash on hand and cash generated from operations. Our future cash flows are subject to a number of variables, including prevailing oil and natural gas prices.

As of September 30, 2020, we had $1.3 million of cash on our balance sheet and no debt.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(934)	$(324)
Net cash used in investing activities	—	(20)

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Cash Flows used in Operating Activities:

The change in cash flows used in operating activities compared with the prior period was due to a $0.6 million decrease in net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses coupled with certain one-time charges associated with our separation from ATLS.

Cash Flows used in Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to asset sales in 2019 for which there was no comparable activity in 2020.

Capital Requirements

As of September 30, 2020, we did not have any material accrued well drilling and completion and capital expenditures.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of September 30, 2020, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2020. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in commodity prices and the impact those price movements have on our financial results. For the nine months ended September 30, 2020, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended September 30, 2020 of $0.3 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2020.

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: November 16, 2020	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Executive Officer and Chief Financial Officer