Form 10-K
period 2020-12-31
Atlas Growth Partners, L.P.
filed 2021-03-31
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s commons units were not publicly traded. Accordingly, there was no market value for the registrant’s common units on such date.

The number of outstanding common limited partner units of the registrant on March 31, 2021 was 23,300,410.

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS GROWTH PARTNERS, L.P.

INDEX TO ANNUAL REPORT

ON FORM 10-K

GLOSSARY OF TERMS

Unless the context otherwise requires, references below to “Atlas Growth Partners, L.P.,” “Atlas Growth Partners,” “the Company,” “we,” “us,” “our” and “our company”, refer to Atlas Growth Partners, L.P. and our consolidated subsidiaries.

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

Titan. Titan Energy, LLC, a Delaware limited liability company (OTHER OTC: TTEN).

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	There is substantial doubt about our ability to continue as a going concern.
•

We may not have sufficient available cash to pay the full target distribution, or any distribution at all, on our common units and there is no guarantee that we will pay distributions to our unitholders in any quarter.

•	We rely exclusively on our general partner and its appointed officers to provide us with facilities and personnel and to conduct operations.
•	There is no guarantee of return of investment or rate of return on investment because of the speculative nature of drilling natural gas and oil wells.
•

Our quarterly distributions may not be sourced from our cash generated from operations but from offering proceeds, and borrowings, among other sources, and this will decrease our cash available for distributions in the future.

•	Compensation and fees to our general partner will reduce cash distributions.
•	Quarterly distributions may be reduced or delayed.
•

We may issue an unlimited number of common units and other equity securities, including interests that are senior to the common units, without approval of our limited partners, which would dilute your ownership interests in us.

•	The common units are not liquid and your ability to resell your common units will be limited by the absence of a public trading market and substantial transfer restrictions.
•	Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, financial condition and cash available for distribution.
•

Our general partner and the oil and gas and other professionals assembled by our general partner, face competing demands relating to their time, and this may cause our operations and our unitholders’ investments to suffer.

•	Conflicts of interest between our general partner and our limited partners may not necessarily be resolved in favor of our limited partners.
•	Natural gas and oil prices fluctuate widely, and low prices for an extended period would likely have a material adverse impact on our business.
•

The ongoing COVID-19 outbreak and the related impact on oil and natural gas prices have adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.

•

Our operations require substantial capital expenditures to increase our asset base.  If we are unable to obtain needed capital or financing on satisfactory terms, our asset base will decline, which could cause our revenues to decline.

•	Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would reduce our cash flows from operations and income.
•	We may not be able to identify suitable oil and gas properties.
•

Acquired properties may prove to be worth less than we paid, or provide less than anticipated proved reserves or production, because of uncertainties in evaluating recoverable reserves, well performance and potential liabilities, as well as uncertainties in forecasting oil and natural gas prices and future development, production and marketing costs.

•	If we are unable to obtain funding for future capital needs, cash distributions to our unitholders and the value of our properties could decline.
•	Because some wells may not return their drilling and completion costs, it may take many years to return your investment in cash, if ever.
•

Our reliance on information technology, including those hosted by third parties, exposes us to cyber security risks that could affect our business, financial condition or reputation and increase compliance challenges.

•

Our tax treatment depends on our status as a partnership for federal and state income tax purposes. If we were to become subject to entity-level taxation for federal or state income tax purposes, taxes paid would reduce the amount of cash available for distribution.

•	Changes in the law may reduce your tax benefits from an investment in us.
•	You may owe taxes in excess of your cash distributions from us.

PART I

ITEM 1:	BUSINESS

General

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

At December 31, 2020, we had 23,300,410 common limited partner units issued and outstanding.

See Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Ability to Continue as a Going Concern section for further disclosures.

Management Overview and Outlook

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas generating stable cash flows, despite a significant decline in oil and natural gas prices.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  As of December 31, 2020, we had $1.4 million of cash on our balance sheet and no debt. Our general and administrative expenses decreased $0.2 million to $4.3 million for the year ended December 31, 2020 from $4.5 million for the year ended December 31, 2019.

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

Geographic and Geologic Overview

Through December 31, 2020, our production positions were in the following areas:

Eagle Ford. The Eagle Ford Shale is an Upper Cretaceous-age formation that is prospective for horizontal drilling in approximately 26 counties across south Texas. Target vertical depths range from 4,000 to some 11,000+ feet with thickness from 40 to over 400 feet. The Eagle Ford formation is considered to be the primary source rock for many conventional oil and gas fields including the prolific East Texas Oil Field, one of the largest oil fields in the contiguous United States. We acquired our Eagle Ford position through a series of acquisitions in 2014 and 2015 for approximately $100 million. We estimate 4 Bcfe of total proved reserves for our Eagle Ford position, of which 88% are oil. All of our production volumes and revenues are derived from our Eagle Ford operations.

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

	December 31,
	2020	2019
Unadjusted Prices
Natural gas (per MMBtu)	$1.99	$2.58
Oil (per Bbl)	$39.54	$55.69
Natural gas liquids (per Bbl)	$10.28	$15.59
Average Realized Prices, Unhedged
Natural gas (per Mcf)	$1.01	$1.21
Oil (per Bbl)	$35.20	$57.99
Natural gas liquids (per Bbl)	$10.91	$13.50

	December 31,
	2020	2019
Proved reserves:
Natural gas reserves (MMcf):
Proved developed reserves	359	283
Proved undeveloped reserves	—	---
Total proved reserves of natural gas	359	283
Oil reserves (MBbl):
Proved developed reserves	433	493
Proved undeveloped reserves	—	--
Total proved reserves of oil	433	493
NGL reserves (MBbl):
Proved developed reserves	67	53
Proved undeveloped reserves	—	--
Total proved reserves of NGL	67	53
Total proved reserves (MMcfe)	3,359	3,558
Standardized measure of discounted future cash flows (in thousands)	$3,896	$7,827

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

Proved Undeveloped Reserves (“PUDs”)

PUD Locations. As of January 1, 2020 and December 31, 2020, we had no PUD locations primarily due to the uncertainty of availability of capital for future development. These PUDs are based on the definition of PUDs in accordance with the SEC’s rules allowing the use of techniques that have been proven effective through documented evidence, such as actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.  There were no development costs incurred during the year ended December 31, 2020.

Productive Wells

The following table sets forth information regarding productive natural gas and oil wells in which we had a working interest as of December 31, 2020. Productive wells consist of producing wells and wells capable of production. Gross wells are the total number of productive wells in which we have an interest directly and net wells are the sum of our fractional working interests in gross wells:

	Number of productive wells(1)
	Gross	Net
Gas wells	—	—
Oil wells	11	11
Total	11	11

(1)	There were no exploratory wells drilled in any of our operating areas. There were no gross or net dry wells within any of our operating areas.

Developed and Undeveloped Acreage

The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of December 31, 2020:

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

The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have primary terms that vary from less than one year to two years with options to extend. There were no concessions for undeveloped acreage as of December 31, 2020. As of December 31, 2020, there were no leases set to expire on or before December 31, 2021 and 2022.

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

Drilling Activities

Our drilling activities are conducted mostly on undeveloped acreage. There were no gross or net dry wells drilled during the periods presented below. The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Gross wells drilled(1)	—	—	1
Net wells drilled(1)	—	—	1
Gross wells turned in line (2)	—	—	1
Net wells turned in line(2)	—	—	1

(1)	There were no exploratory wells drilled for each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system. The well turned in line was in our Eagle Ford position.

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

For the year ended December 31, 2020, Shell Trading Co individually accounted for approximately 94% of our total natural gas, crude oil and NGLs production revenue with no other single customer accounting for more than 10% for this period, excluding the impact of all financial derivative activity.

Oil Hedging

We may seek to provide greater stability in our cash flows through the use of financial hedges for our oil production. The financial hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures and options contracts with qualified counterparties. Financial hedges are contracts between ourselves and counterparties and do not require physical delivery of hydrocarbons. Financial hedges allow us to mitigate hydrocarbon price risk, and cash is settled to the extent there is a price difference between the hedge price and the actual NYMEX settlement price. Settlement typically occurs on a monthly basis, at the time in the future dictated within the hedge contract. Financial hedges executed in accordance with our secured credit facility do not require cash margin and are secured by our natural gas and oil properties. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, we have a management committee to assure that all financial trading is done in compliance with our hedging policies and procedures. We do not intend to contract for positions that we cannot offset with actual production. As of December 31, 2020, we do not hold any derivative contract positions.

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

State Regulation and Taxation of Drilling. The various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing taxes and requirements for obtaining drilling permits.  States may regulate rates of production and may establish maximum limits on daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells, the type of wells that may be drilled in the future in proximity to existing wells and to limit the number of wells or locations from which we can drill. Texas imposes a 7.5% tax on the market value of natural gas sold, 4.6% on the market value of condensate and oil produced and an oil field clean up regulatory fee of $0.000667 per Mcf of gas produced and an oil field clean-up fee of $0.00625 per barrel of oil.

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

Employees

We do not directly employ any of the persons responsible for our management or operation. As of December 31, 2020, the Company has engagement letters with PhiCap Advisors, LLC (“PCA”) and Westbrook Energy Partners, LLC (“Westbrook”) who manage and support our operations. PCA provides financial, advisory and consultation services and employs Mr. Jeffrey Slotterback who serves as the Chief Executive Officer and Chief Financial Officer of the Company. Westbrook provides technical and advisory services and employs Mr. Christopher Walker who serves as the Chief Operating Officer of the Company.

Available Information

We do not currently maintain a publicly-available website. However, you may receive, without charge, a paper copy of our periodic reports under the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports by request to us at 2400 Market Street, Suite 230, Philadelphia, Pennsylvania 19103, telephone number (800) 251-0171. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.  Copies of our filings can also be obtained on the SEC website at www.sec.gov.

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

Risks Related to an Investment in the Company

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of and for the year ended December 31, 2020, we had a net loss of $7.6 million, negative working capital of $0.8 million and net cash used in operating activities of $0.9 million. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about the Company's ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.

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

We rely exclusively on our general partner and its appointed officers to provide us with facilities and personnel and to conduct operations.

We have no employees and no separate facilities. Consequently, we rely exclusively on our general partner and, because our general partner has no direct employees, ultimately upon its appointed officers, to provide facilities and personnel and to conduct operations. Our general partner has significant discretion as to the implementation of our operating policies and investment strategies. Moreover, we believe that our success depends to a significant extent upon the experience of the appointed officers. The departure of any of the members of these management teams could harm our investment performance.

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

Quarterly distributions may be reduced or delayed.

Quarterly cash distributions have not been paid since 2016 and may not be paid in the future. Distributions may continue to be withheld or if reinstituted, may be reduced or deferred at any time, in the discretion of our general partner, due to local, state and federal regulations regarding permitting, fracturing, production, conservation, water disposal and treatment and pipeline construction and transportation of natural gas and oil, or to the extent our revenues are used for any of the following:

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

Common units may also be issued in lieu of unpaid management fees.  At December 31, 2020 there were unpaid management fees of $1.7 million.

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

We rely on our general partner for the day-to-day operation of our business and the selection of our oil and gas properties. The Company does not directly employ any of the persons responsible for our management or operation, and the directors are employed by another company.  As a result, the directors of our general partner and officers of the Company have other demands on their time as key executives of other entities. As a result of their interests in other entities, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, these individuals will continue to face conflicts of interest in allocating their time among us and other business activities in which they are involved. As a result, the returns on our investments, and the value of our unitholders’ investments, may decline.

The fiduciary duties of our general partner’s officers and directors may conflict with those they may have to affiliates of our general partner.

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates, on the one hand, and our limited partners and us, on the other hand. Conflicts may arise as a result of the duties of our general partner to act for the benefit of its owners, which may conflict with our interests and the interests of our unitholders. The directors and officers of our general partner have duties to manage our general partner in a manner beneficial to its owners. In addition, the directors of our general partner may serve in similar capacities with other companies, which may lead to additional conflicts of interest. At the same time, our general partner has certain fiduciary or contractual duties to us and our limited partners under our Partnership Agreement, the Post-Listing Partnership Agreement and applicable law.

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
•

on behalf of us, our general partner must monitor and enforce its own compliance with our Partnership Agreement and any activities conducted for us by officers, directors or employees of PCA and Westbrook;

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

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil.  In the past, the prices of natural gas, NGLs and oil have been extremely volatile, and we expect this volatility to continue.  During the year ended December 31, 2020, the NYMEX Henry Hub natural gas index price ranged from a high of $3.35 per MMBtu to a low of $1.48 per MMBtu, and West Texas Intermediate (“WTI”) oil prices ranged from a high of $63.27 per bbl to a low of ($37.63) per bbl.

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

We sell natural gas, crude oil and NGLs under contracts to purchasers in the normal course of business. For the year ended December 31, 2020, Shell Trading Co individually accounted for approximately 94% of our total natural gas, crude oil and NGLs production revenue, excluding the impact of all financial derivative activity. If one or more of our customers ceased purchasing our natural gas, crude oil and NGLs altogether, the loss of such customer could have a detrimental effect on our production volumes in general and on our ability to find substitute customers to purchase our production volumes, which could in turn reduce our revenue and cash available for distribution.

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

Presently, the hydraulic fracturing process, unless conducted on federal land, has not generally been subject to comprehensive regulation at the federal level. Presently, federal interests are primarily in the disclosure of fracturing fluid ingredients where fracturing occurs on federal lands and in air emissions from fracturing wells. If hydraulic fracturing were to become comprehensively regulated at the federal level, our fracturing activities could be significantly affected. Federal restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are able to produce. New environmental initiatives and regulations could include restrictions on the ability to conduct hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the development or production of natural gas.  Also, the threat of climate change has resulted in increasing political risks in the United States, including climate-related pledges to ban hydraulic fracturing of oil and gas wells. Any of these environmental initiatives and regulations could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2020 the lenders under the credit facility have no commitment to lend to us and we have a zero-dollar borrowing base under the credit facility, but it allows us to have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and a first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we request a borrowing base redetermination and the lenders agree to establish the borrowing base and related commitments thereunder. If the borrowing base is redetermined to an amount greater than zero dollars, the credit facility would allow us to borrow in an amount up to the borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts as determined semiannually by our lenders in their sole discretion. If such borrowing base were to be established, it would be subject to redetermination on at least a semi-annual basis based on an engineering report with respect to our estimated oil and natural gas reserves, which takes into account the prevailing oil and natural gas prices at such time, as adjusted for the impact of our commodity derivative contracts. A future decline in commodity prices could result in a redetermination that lowers our borrowing base at that time and, in such case, we could be required to repay any indebtedness outstanding at that time in excess of the borrowing base. If we borrow under the credit facility and we are unable to repay any borrowings in excess of a decreased borrowing base, we would be in default and no longer able to make any distributions to our unitholders. In addition, any limitations on our ability to borrow under our credit facility could inhibit our ability to make acquisitions, which could prevent us from being able to pay the target distribution.

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

General Risk Factors

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

At the close of business on March 26, 2021, there were 2,988 holders of record.

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
		(in thousands, except per unit data)
Statement of operations data:
Revenues:
Natural gas revenue	$56	$82	$225	$322	$358
Oil revenue	2,672	5,791	9,708	7,117	11,121
NGLs revenue	125	188	508	402	372
Gain (loss) on mark-to-market derivatives	—	—	(381)	310	(780)
Total revenues	2,853	6,061	10,060	8,151	11,071
Costs and expenses:
Gas and oil production	1,289	2,512	3,486	2,528	2,660
General and administrative	1,572	1,261	655	813	571
General and administrative – affiliate	2,710	3,206	3,291	4,131	9,347
Depreciation, depletion and amortization	899	3,607	5,874	3,576	14,868
Asset impairment	4,020	10,982	41,762	—	41,879
Total costs and expenses	10,490	21,568	55,068	11,048	69,325
Operating loss	$(7,637)	$(15,507)	$(45,008)	$(2,897)	$(58,254)
Loss on asset sales	—	(33)	—	—	—
Other loss	—	—	—	—	(5,383)
Net loss	$(7,637)	$(15,540)	$(45,008)	$(2,897)	(63,637)
Balance sheet data (at period end):
Property, plant and equipment, net	$4,782	$9,682	$24,686	$65,293	$68,899
Total assets	6,914	12,955	28,920	74,219	78,500
Total partners’ capital	3,727	11,364	26,904	71,912	74,809
Cash flow data:
Net cash provided by (used in) operating activities	$(859)	$(1,284)	$2,180	$(350)	$8,105
Net cash used in investing activities	—	(20)	(6,873)	—	(6,602)
Net cash provided by (used in) financing activities	—	—	—	—	(16,238)
Capital expenditures	—	—	6,873	—	6,602

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

The significant risks and uncertainties related to our inability to satisfy our current liabilities raise substantial doubt about our ability to continue as a going concern. If these liabilities are called, we will not have sufficient liquidity to repay all of our outstanding liabilities, and as a result, there would be substantial doubt regarding our ability to continue as a going concern.

We continually monitor capital markets and may make changes from time to time to our capital structures, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, and/or achieving cost efficiency. For example, we could pursue options such as refinancing or reorganizing our liabilities or capital structure or seek to raise additional capital through debt or equity financing to address our liquidity concerns. There is no certainty that we will be able to implement any such options, and we cannot provide any assurances that any refinancing or changes to our debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for our stakeholders. It is possible additional adjustments to our strategic plan and outlook may occur based on market conditions and our needs at that time, which could include selling assets or seeking additional partners to develop our assets.

Our combined consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. Our combined consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas.  While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  At December 31, 2020, we had $1.4 million of cash on our balance sheet and no debt. Our general and administrative expenses decreased $0.2 million to $4.3 million for the year ended December 31, 2020 from $4.5 million for the year ended December 31, 2019.

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

Our future gas and oil reserves, production, cash flow, our ability to make payments on our obligations and our ability to make distributions to our unitholders, depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically. We face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. To the extent we would not have access to sufficient capital, our ability to drill and acquire more reserves would be negatively impacted.  As of December 31, 2020, the Company does not have any immediate plans to drill new wells.

For additional information, please see “Liquidity and Ability to Continue as a Going Concern.”

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. We have established production positions in the following areas:

•	the Eagle Ford Shale in south Texas, an oil-rich area, in which we acquired acreage in November 2014, where we derive all of our production volumes and revenues;
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

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Total production volumes per day:
Natural gas (Boed)	25	31	51
Oil (Bpd)	208	274	396
NGLs (Bpd)	31	38	57
Total (Boed)	264	343	504
Total production volumes:
Natural gas (MBoe)	9	11	19
Oil (MBbls)	76	100	145
NGLs (MBbls)	12	14	20
Total (MBoe)	97	125	184

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

	Years Ended December 31,
	2020	2019	2018
Production revenues (in thousands):(1)
Natural gas revenue	$56	$82	$225
Oil revenue	2,672	5,791	9,708
NGLs revenue	125	188	508
Total production revenues	$2,853	$6,061	$10,441
Average sales price, unhedged:
Natural gas (per Mcf)	$1.01	$1.21	$2.03
Oil (per Bbl)	$35.20	$57.99	$67.13
NGLs (per Bbl)	$10.91	$13.50	$24.26

Total Oil and Gas Costs (in thousands)	1,289	2,512	3,486

Oil and Gas Production Costs (per Boe):
Lease operating expenses	$10.29	$15.24	$15.37
Production taxes	2.31	3.70	3.36
Transportation and compression	0.75	1.14	0.21
Total production costs per Boe	$13.35	$20.08	$18.94

(1)	Production revenues exclude the impact of our commodity derivative cash settlements because we do not apply hedge accounting (see Item 8: Financial Statements and Supplementary Data – Note 4).

Our gas and oil production revenues were lower in the current year as compared to the prior year due to a $1.4 million decrease resulting from decreased production volumes and a $1.8 million decrease due to lower realized prices.  The decrease in our gas and oil production revenues for the year ended December 31, 2019 as compared to the prior year was due to a $3.3 million decrease resulting from decreased production volumes and a $1.1 million decrease due to lower realized prices.

Our gas and oil production costs were lower in the current year as compared to the prior year due to $1.2 million of lower lease operating expenses primarily resulting from reduced repairs, maintenance and workover costs. Our gas and oil production costs were lower in the year ended December 31, 2019 as compared to the prior year due to $1.0 million of lower lease operating expenses primarily resulting from reduced repairs, maintenance and workover costs.

OTHER REVENUES AND EXPENSES

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$—	$—	$(381)
Other Expenses
General and administrative	$4,282	$4,467	$3,946
Depreciation, depletion and amortization	899	3,607	5,874
Asset impairment	4,020	10,982	41,762
Loss on asset sales	—	33	—

Gain (loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our consolidated statements of operations. The recognized gains/(losses) during the year ended December 31, 2018 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end. As of December 31, 2020 and 2019, we did not have any commodity derivatives outstanding.

General and Administrative Expenses. The decrease in general and administrative expenses for the current year as compared to the prior year was due to a decrease in salaries, wages and other corporate costs as a result of management’s plan to reduce general and administrative expenses, offset by an increase due to certain one-time charges associated with our separation from ATLS. The increase in general and administrative expenses for the year ended December 31, 2019 as compared to the prior year was due to an increase of $0.6 million in corporate activity costs related to due diligence costs for acquisition evaluations.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization for the current year as compared to the prior year period of $2.7 million was due to the asset impairments recorded in the first quarter of 2020 and previous periods, which lowered our depletable base, as well as, lower production volumes.  The decrease in depreciation, depletion and amortization for the year ended December 31, 2019 as compared to the prior year was $2.3 million due to the asset impairments recorded in the 4th quarter of 2019 and 2018, which lowered our depletable base, as well as, lower production volumes.

Asset Impairment. For the years ended December 31, 2020 and 2019, we recognized $4.0 million and $11.0 million, respectively, of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted commodity prices.

Loss on Asset Sales. In January 2019, we sold our Marble Falls position, which resulted in a gain of $15 thousand after customary purchase price adjustments. In July 2019, we sold our Mississippi Lime position, which resulted in a loss of $48 thousand after customary purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

See “Liquidity and Ability to Continue as a Going Concern” section above for additional disclosures regarding our liquidity and financial condition.

General

We currently fund our operations through cash on hand and cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices.

As of December 31, 2020, we had $1.4 million of cash on our balance sheet and no debt.

Liquidity

For the years ended December 31, 2020 and 2019, we had net losses of $7.6 million and $15.5 million, respectively, and cash used in operating activities of $0.9 million and $1.3 million, respectively. With the Company’s negative working capital, the Company may not have sufficient resources to fund operations into 2022.

Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(859)	$(1,284)	$2,180
Net cash used in investing activities	—	(20)	(6,873)

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Cash Flows from Operating Activities:

The change in cash flows (used in) provided by operating activities compared with the prior period was due to a $0.4 million increase in net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses coupled with certain one-time charges associated with our separation from ATLS.

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

Capital Requirements

During the years ended December 31, 2020 and 2019, we did not have any material accrued well drilling and completion and capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we did not have any off-balance sheet commitment arrangements for our drilling and completion and capital expenditures.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of December 31, 2020, we did not have any contractual obligations or commercial commitments.

CREDIT FACILITY

On May 1, 2015, we entered into a secured credit facility agreement with a syndicate of banks, which matured on May 1, 2020. As of December 31, 2019, the lenders under the credit facility had no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements that will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and first priority security interests in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2019 and as of maturity of the contract on May 1, 2020. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of December 31, 2020, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2020. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our financial results. To limit the exposure to changing commodity prices, we may use financial derivative instruments, including financial swap and option instruments, to hedge portions of future production. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under these swap agreements, we receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell commodities at a fixed price for the relevant period. As of December 31, 2020, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended December 31, 2020 of $0.2 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Growth Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlas Growth Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Partnership's auditor since 2019.

/s/ WHITLEY PENN LLP

Houston, TX

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Growth Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Atlas Growth Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 (not presented herein), and the related consolidated statement of operations, changes in partners’ capital, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 (not presented herein), and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Cleveland, Ohio

April 16, 2019

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,380	$2,239
Advances to affiliates	—	486
Accounts receivable	669	548
Prepaid expenses and other	83	—
Total current assets	2,132	3,273
Property, plant and equipment, net	4,782	9,682
Other assets, net	—	—
Total assets	$6,914	$12,955
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$623	$536
Accrued liabilities	2,329	839
Total current liabilities	2,952	1,375
Asset retirement obligations	235	216
Commitments and contingencies (Note 8)
Partners’ Capital:
General partner’s interest	(3,973)	(3,821)
Common limited partners’ interests	4,564	12,049
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	3,727	11,364
Total liabilities and partners’ capital	$6,914	$12,955

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Natural gas revenue	$56	$82	$225
Oil revenue	2,672	5,791	9,708
NGLs revenue	125	188	508
Loss on mark-to-market derivatives	—	—	(381)
Total revenues	2,853	6,061	10,060
Costs and expenses:
Gas and oil production	1,289	2,512	3,486
General and administrative	1,572	1,261	655
General and administrative – affiliate	2,710	3,206	3,291
Depreciation, depletion and amortization	899	3,607	5,874
Asset impairment	4,020	10,982	41,762
Total costs and expenses	10,490	21,568	55,068
Operating loss	(7,637)	(15,507)	(45,008)
Loss on asset sales	—	(33)	—
Net loss	$(7,637)	$(15,540)	$(45,008)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(7,485)	$(15,230)	$(44,108)
General partner’s interest	(152)	(310)	(900)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.32)	$(0.65)	$(1.89)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2018	100	$(2,611)	23,300,410	$71,387	2,330,041	$3,136	$71,912
Net loss	—	(900)	—	(44,108)	—	—	(45,008)
Balance at December 31, 2018	100	$(3,511)	23,300,410	$27,279	2,330,041	$3,136	$26,904
Net loss	—	(310)	—	(15,230)	—	—	(15,540)
Balance at December 31, 2019	100	$(3,821)	23,300,410	$12,049	2,330,041	$3,136	$11,364
Net loss	—	(152)	—	(7,485)	—	—	(7,637)
Balance at December 31, 2020	100	$(3,973)	23,300,410	$4,564	2,330,041	$3,136	$3,727

See accompanying notes to consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,637)	$(15,540)	$(45,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	899	3,607	5,874
Asset impairment	4,020	10,982	41,762
Gains on derivatives	—	—	(535)
Loss on asset sales	—	33	—
Amortization of deferred financing costs	—	67	51
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(204)	76	(14)
Advances to/from affiliates	486	(636)	(456)
Accounts payable and accrued liabilities	1,577	127	506
Net cash provided by (used in) operating activities	(859)	(1,284)	2,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(6,873)
Net disposed assets	—	(37)	—
Proceeds from sale of assets	—	17	—
Net cash used in investing activities	—	(20)	(6,873)
Net change in cash and cash equivalents	(859)	(1,304)	(4,693)
Cash and cash equivalents, beginning of year	2,239	3,543	8,236
Cash and cash equivalents, end of year	$1,380	$2,239	$3,543

Supplemental Disclosure of Non-Cash Activities:
Revisions to asset retirement obligation	$—	$78	$—

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

At December 31, 2020, we had 23,300,410 common limited partner units issued and outstanding.

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

Liquidity

For the years ended December 31, 2020 and 2019, we had net losses of $7.6 million and $15.5 million, respectively, and cash used in operating activities of $0.9 million and $1.3 million, respectively. With the Company’s negative working capital, the Company may not have sufficient resources to fund operations into 2022.

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

Our primary sources of liquidity are cash generated by gas and oil production and their subsequent sale. Our primary cash requirements, in addition to normal operating expenses, are for management fees and capital expenditures, which we expect to fund through operating cash flow. Accordingly, our sources of liquidity are currently not sufficient to satisfy our current obligations.

The significant risks and uncertainties related to our inability to satisfy our current liabilities raise substantial doubt about our ability to continue as a going concern. If these liabilities are called, we will not have sufficient liquidity to repay all of our outstanding liabilities, and as a result, there would be substantial doubt regarding our ability to continue as a going concern.

We continually monitor capital markets and may make changes from time to time to our capital structures, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, and/or achieving cost efficiency. For example, we could pursue options such as refinancing or reorganizing our liabilities or capital structure or seek to raise additional capital through debt or equity financing to address our liquidity concerns. There is no certainty that we will be able to implement any such options, and we cannot provide any assurances that any refinancing or changes to our debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for our stakeholders. It is possible additional adjustments to our strategic plan and outlook may occur based on market conditions and our needs at that time, which could include selling assets or seeking additional partners to develop our assets.

Our combined consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. Our combined consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Cash Equivalents

We consider all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Receivables

Accounts receivable consists solely of the trade accounts receivable associated with our operations. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness as determined by our review of customers’ credit information. We extend credit on sales on an unsecured basis to many of our customers. At December 31, 2020 and 2019, we had recorded no allowance for uncollectible accounts receivable on our consolidated balance sheets.

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

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to our consolidated statements of operations. Upon the sale of an individual well, we credit the proceeds to accumulated depreciation and depletion within our consolidated balance sheet. Upon our sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in our consolidated statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

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

The estimated liability for asset retirement obligations was based on our historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. We have no assets legally restricted for purposes of settling asset retirement obligations. Except for our gas and oil properties, we determined that there were no other material retirement obligations associated with tangible long-lived assets. As of December 31, 2020 and 2019, our asset retirement obligation was $0.2 million and $0.2 million, respectively. For the years ended December 31, 2020, 2019 and 2018, we recorded $19,000, $17,000, and $36,000, respectively, of accretion expense related to our asset retirement obligations within depreciation, depletion and amortization in our consolidated statements of operations. See Note 5 for additional disclosures regarding asset retirement obligations.

Accrued and Other Non-Current Liabilities

We have two lease agreements in our Eagle Ford operating area that required us to perform certain drilling and development activities by a specified date or pay liquidated damages to maintain the lease. We determined the liquidated damages were a probable loss contingency and estimated the value of the liquidated damages enforceable under Texas law. As of December 31, 2020 and 2019, we presented $0.3 million and $0.3 million, respectively, included in current accrued liabilities on our consolidated balance sheets.

Current accrued liabilities include $1.7 million related to unpaid management fees to our General Partner.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Our management does not believe it has taken any tax positions within our consolidated financial statements that would not meet this threshold. Our policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. We have not recognized any potential interest or penalties in our consolidated financial statements for the years ended December 31, 2020 and 2019.

We file Partnership Returns of Income in the U.S. and various state jurisdictions. We are not subject to income tax examinations by major tax authorities for years prior to 2013, our year of formation. We are not currently being examined by any jurisdiction and are not aware of any potential examinations.

On December 22, 2017, the President Trump signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to the U.S. Internal Revenue Code. Among other changes, the Tax Act includes a new deduction on certain pass-through income, a repeal of the partnership technical termination rule, and new limitations on certain deductions and credits, including interest expense deductions. Since our operations are not subject to federal income tax, the Tax Act did not have a material impact on us.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.5 million, at December 31, 2020 and December 31, 2019.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net loss	$(7,637)	$(15,540)	$(45,008)
Less: General partner’s interest	(152)	(310)	(900)
Net loss attributable to common limited partners	$(7,485)	$(15,230)	$(44,108)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2020	2019	2018
Weighted average number of common units – basic	23,300	23,300	23,300
Add effect of dilutive awards(1)	—	—	—
Weighted average number of common units – diluted	23,300	23,300	23,300

(1)

For each of the years ended December 31, 2020, 2019, and 2018, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. We place our temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2020 and 2019, we had $1.4 million and $2.2 million, respectively, in deposits at various banks, of which $0.9 million and $2.0 million, respectively, were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments to date.

Cash on deposit at various banks may differ from the balance of cash and cash equivalents at period end due to certain reconciling items, including any outstanding checks as of period end.

We sell natural gas, crude oil and NGLs under contracts to various purchasers in the normal course of business. For the year ended December 31, 2020, Shell Trading Co individually accounted for approximately 94% of our natural gas, oil and NGL consolidated revenues. For the year ended December 31, 2019, Shell Trading Co individually accounted for approximately 95% of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2018, Shell Trading Co individually accounted for approximately 91% of our natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	December 31, 2020	December 31, 2019
Natural gas and oil properties:
Proved properties	$137,627	$137,627
Support equipment and other	3,188	3,188
	140,815	140,815
Less – accumulated depreciation, depletion, amortization and impairment	(136,033)	(131,133)
	$4,782	$9,682

For the year ended December 31, 2020, 2019, and 2018, we recognized $4.0 million, $11.0 million, and $42.0 million, respectively, of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices.

 During the years ended December 31, 2020 and 2019, we did not have any material non-cash investing activity capital expenditures.

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

As of December 31, 2020 and 2019, we did not have any commodity derivatives outstanding.

On May 1, 2015, we entered into a secured credit facility agreement with a syndicate of banks, which matured on May 1, 2020. As of December 31, 2019, the lenders under the credit facility had no commitment to lend to us under the credit facility and we have a zero dollar borrowing base, but we and our subsidiaries have the ability to enter into derivative contracts to manage our exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on our oil and gas properties and a first priority security interest in substantially all of our assets. The credit facility may be amended in the future if we and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit our and our subsidiaries’ ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2019 and as of maturity of the contract on May 1, 2020. In addition, our credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

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

The following table summarizes the changes to our asset retirement obligations for the period indicated (in thousands):

	Years Ended December 31,
	2020	2019
Asset retirement obligation – beginning of year	$216	$226
Revisions in estimate	—	78
Adjustments through disposals and settlements	—	(105)
Accretion expense	19	17
Asset retirement obligation – ending of year	$235	$216

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We used a market approach fair value methodology to value the assets and liabilities for our outstanding derivative instruments (see Note 4). We managed and reported derivative assets and liabilities on the basis of our exposure to market risks and credit risks by counterparty. Commodity derivative instruments are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative values were calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument. As of December 31, 2020 and 2019, we did not have any commodity derivatives outstanding.

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

In connection with the Debt Exchange, the Company entered into that certain engagement letter (the “Slotterback Engagement Letter”), dated as of April 29, 2020 by and between the Company and PCA, pursuant to which the Company will pay to PCA $25,000 per month and PCA will provide financial, advisory and consultation services to the Company. The Slotterback Engagement Letter may be terminated at any time by either party upon seven days written notice. The Slotterback Engagement Letter also provides for a transaction fee equal to 2.0% of the gross purchase price of the sale of the Company’s Eagle Ford Assets provided PCA is still engaged at the time of the closing of such transaction.

In connection with the Debt Exchange, the Company entered into that certain engagement letter (the “Walker Engagement Letter”), dated as of April 30, 2020, by and between the Company and Westbrook, pursuant to which the Company will pay to Westbrook $8,000 per month and Westbrook will provide technical and advisory services to the Company. The Walker Engagement Letter may be terminated by either party upon seven days written notice.

Relationship with general partner. Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both of the years ended December 31, 2020 and 2019 we paid a management fee of $2.3 million to our general partner. As of December 31, 2020, we had payables of $1.7 million related to the management fee, which were recorded in accrued liabilities in the condensed consolidated balance sheets.

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions were historically provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum.  Other indirect costs, such as rent for offices, are allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. Historically, we reimbursed ATLS at cost for direct costs incurred on our behalf and all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the consolidated statements of operations. As of December 31, 2020 and December 31, 2019, we had no payables to ATLS related to the management fee, direct costs or allocated indirect costs, which were recorded in advances from affiliates in the consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates.

Relationship with Titan. Prior to May 1, 2020, at the direction of ATLS, we reimbursed Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of December 31, 2020 and December 31, 2019, we had receivables from Titan of zero and $0.5 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

General Commitments

Rental expense for equipment was $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. We do not have any future minimum rental commitments as of December 31, 2020.

As of December 31, 2020, the Company has engagement letters to receive financial, advisory and consultation services and technical and advisory services.  Each of these engagement letters can be terminated by either party upon seven days written notice.

As of December 31, 2020, we did not have any commitments related to our drilling and completion and capital expenditures.  We have two lease agreements in our Eagle Ford operating area that required us to perform certain drilling and development activities by a specified date or pay liquidated damages to maintain the lease.  Refer to Note 2 for further discussion.  We determined the liquidated damages were a probable loss contingency and estimated the value of the liquidated damages enforceable under Texas law. As of December 31, 2020 and 2019, we presented $0.3 million and $0.3 million, respectively, included in current accrued liabilities on our consolidated balance sheet.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of December 31, 2020 or December 31, 2019.

NOTE 9 – ISSUANCES OF UNITS

On November 2, 2016, our management decided to suspend our primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

NOTE 10 – CASH DISTRIBUTIONS

Historically we had a cash distribution policy under which we distributed to holders of our common units and Class A units on a quarterly basis a target distribution of $0.175 per unit, or $0.70 per unit per year, to the extent we had sufficient available cash after establishing appropriate reserves and paying fees and expenses, including reimbursements of expenses to the general partner and its affiliates. Distributions were generally paid within 45 days of the end of the quarter to unitholders of record on the applicable record date. Unitholders were entitled to receive distributions from us beginning with the quarter following the quarter in which we first admit them as limited partners.  On November 2, 2016, the Board of Directors determined to suspend our quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain our cash flow and reinvest in our business and assets.  No distributions have been made since that time.

NOTE 11 – CORRECTION OF AN IMMATERIAL ERROR

In connection with the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2019, we identified an error in the amounts settled from our purchaser for the production periods June 2018 to July 2019.  The purchaser issued revised settlement statements for this period, which resulted in a reduction of revenues of $0.8 million and depletion expense of $0.3 million for a net increase in our net loss of $0.5 million.  The adjustment decreased our advances to (from) affiliates from a receivable of $1.3 million to a receivable of $0.5 million for the period ended December 31, 2019. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to our consolidated financial statements for any prior annual or interim period. Therefore, amendments of previously filed reports are not required. If the settlement statement correction had been recognized in the respective production months of 2018, the revenue reported for 2018 would have been decreased $0.4 million from $10.4 million to $10.0 million, net loss would have increased $0.4 million from $45.0 million to $45.4 million and total assets would have decreased $0.4 million from $28.9 million to $28.5 million.  If the settlement statement correction had been recognized in the respective production months of 2019, revenue would have increased by $0.4 million from $6.1 million to $6.5 million, and net loss would have decreased $0.4 million from $15.5 million to $15.1 million.  The total assets as of December 31, 2019 would have decreased $0.2 million from $13.0 million to $12.8 million.

NOTE 12—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Gas Reserve Information. The preparation of our natural gas, oil and NGL reserve estimates was completed in accordance with the prescribed guidelines established by the SEC. In accordance with our internal policies and procedures related to reserve estimates, annually we engage an independent petroleum engineering firm to audit our reserves.  For the years ended December 31, 2020, 2019 and 2018, we engaged VSO Petroleum Consultants, Inc.

The reserve disclosures that follow reflect estimates of proved reserves, proved developed reserves and proved undeveloped reserves, net of royalty interests, of natural gas, crude oil and NGLs owned at year end and changes in proved reserves during the last year. Proved oil, gas and NGL reserves are those quantities of oil, gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved developed reserves are those reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for undeveloped reserves cannot be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. The proved reserves quantities and future net cash flows were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2020, 2019 and 2018, including adjustments related to regional price differentials and energy content.

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

Reserve quantity information and a reconciliation of changes in proved reserve quantities were as follows:

	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)
Balance, January 1, 2018	1,866	4,475	416	31,213
Extensions, discoveries and other additions	89	355	21	2,343
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (1)	(739)	(818)	(157)	(6,589)
Production	(114)	(145)	(21)	(1,110)
Balance, December 31, 2018	1,102	3,867	259	25,587
Extensions, discoveries and other additions(1)	—	—	—	—
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (1)	(751)	(3,274)	(192)	(21,548)
Production	(68)	(100)	(14)	(751)
Balance, December 31, 2019	283	493	53	3,558
Extensions, discoveries and other addition	—	—	—	—
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Revisions of previous estimates (1)	131	16	25	378
Production	(55)	(76)	(11)	(577)
Balance, December 31, 2020	359	433	67	3,359
Proved developed reserves at:
January 1, 2018	613	788	121	6,069
December 31, 2018	292	676	69	4,762
December 31, 2019	283	493	53	3,558
December 31, 2020	359	433	67	3,359
Proved undeveloped reserves at:
January 1, 2018	1,253	3,687	295	25,144
December 31, 2018	810	3,191	190	21,095
December 31, 2019	—	—	—	—
December 31, 2020	—	—	—	—

(1)	See “Changes in Proved Reserves” section below for additional discussion and analysis of significant components of revisions of previous estimates.

Changes in Proved Reserves

The following represents the unweighted average of the first-day-of-the-month prices for each of the previous twelve months from the periods presented above:

	December 31,
	2020	2019	2018
Unadjusted Prices
Natural gas (per MMBtu)	$1.99	$2.58	$3.10
Oil (per Bbl)	$39.54	$55.69	$65.56
Natural gas liquids (per Bbl)	$10.28	$15.59	$25.57

For the year ended December 31, 2020, we had positive revisions of 381 MMcfe primarily due to updates in economic assumptions of  1,350 MMcfe and 190 MMcfe due to updated forecast of production offset by negative revisions of 1,162 MMcfe due to decreases in pricing.

For the year ended December 31, 2019, we had negative revisions of 21,548 MMcfe primarily due to the removal of proved undeveloped properties as a result of uncertainty regarding our ability to access capital to develop the proved undeveloped reserves of 21,095 MMcfe and 437 MMcfe due to decreases in pricing.

For the year ended December 31, 2018, we had extensions, discoveries and other additions of 2,343 MMcfe due to the addition of two proved undeveloped wells resulting from our well that was drilled and completed in May 2018.  For the year ended December 31, 2018, we had negative revisions of 6,5895 MMcfe due to updated type curves based on well results located closer to our Eagle Ford positions of 6,062 MMcfe, actual production underperforming previous year’s forecast by 339 MMcfe and operating expense revisions of 848 MMcfe offset by increases in pricing of 720 MMcfe.

Capitalized Costs Related to Oil and Gas Producing Activities. The components of our capitalized costs related to oil and gas producing activities as of the periods indicated were as follows (in thousands):

	December 31,
	2020	2019
Natural gas and oil properties:
Proved properties	$137,627	$137,627
Unproved properties	—	—
Support equipment	29	29
	137,656	137,656
Accumulated depreciation, depletion and amortization	(135,097)	(130,366)
Net capitalized costs	$2,559	$7,290

Results of Operations from Oil and Gas Producing Activities. The results of operations related to our oil and gas producing activities during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Gas and oil production revenues	$2,853	$6,061	$10,441
Production costs	(1,289)	(2,512)	(3,486)
Depletion	(753)	(3,464)	(5,724)
Asset impairment(1)	(4,020)	(10,982)	(41,762)
	$(3,209)	$(10,897)	$(40,531)

(1)

For the year ended December 31, 2020, 2019 and 2018, we recognized $4.0 million, $11.0 million, and $42.0 million, respectively, of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices.

Costs Incurred in Oil and Gas Producing Activities. The costs incurred by our oil and gas activities during the periods indicated are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Property acquisition costs:
Proved properties	$—	$—	$—
Unproved properties	—	—	—
Exploration costs(1)	—	—	—
Development costs	—	—	6,873
Total costs incurred in oil & gas producing activities	$—	$—	$6,873

(1)	There were no exploratory wells drilled during the periods presented.

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

	Years Ended December 31,
	2020	2019	2018
Future cash inflows	$16,296	$29,634	$271,705
Future production costs	(10,462)	(18,270)	(88,148)
Future development costs	(608)	(717)	(78,835)
Future net cash flows	5,226	10,647	104,722
Less 10% annual discount for estimated timing of cash flows	(1,330)	(2,820)	(53,007)
Standardized measure of discounted future net cash flows	$3,896	$7,827	$51,715

Change in Standardized Discounted Cash Flows. The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil, gas and NGL reserves (in thousands), including amounts related to asset retirement obligations. Since we allocate taxable income to our unitholders, no recognition has been given to income taxes:

	Years Ended December 31,
	2020	2019	2018
Balance, beginning of year	$7,827	$51,715	$40,449
Increase (decrease) in discounted future net cash flows(1):
Sales of oil and gas produced, net of related costs	(1,564)	(3,549)	(6,955)
Net changes in estimated future prices and production costs	(3,069)	(6,555)	32,438
Revisions of previous quantity estimates	(81)	(35,387)	(26,896)
Development costs incurred	—	—	6,873
Changes in future development costs	—	—	—
Extensions, discoveries, and improved recovery less related costs	—	—	1,761
Sales of reserves in-place	—	—	—
Accretion of discount	783	1,603	4,045
Estimated settlement of asset retirement obligations	—	—	—
Estimated proceeds on disposals of well equipment	—	—	—
Balance, end of year	$3,896	$7,827	$51,715

(1)	See “Reserve Quantity Information” and “Revisions of Previous Estimates” sections above for additional discussion and analysis of significant changes within the periods presented.

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2020:
Revenues	$761	$756	$335	$1,001
Net loss attributable to common limited partners and the general partner’s interests(1)	$(456)	$(808)	$(1,542)	$(4,831)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(447)	$(792)	$(1,511)	$(4,735)
General partner’s interest	(9)	(16)	(31)	(96)
Net loss attributable to common unitholders per unit:
Basic	$(0.02)	$(0.03)	$(0.06)	$(0.20)
Diluted	$(0.02)	$(0.03)	$(0.06)	$(0.20)

(1)

For each of the first, second, third and fourth quarters of the year ended December 31, 2020, approximately 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2019:
Revenues	$1,495	$764	$1,903	$1,899
Net loss attributable to common limited partners and the general partner’s interests(1)	$(12,286)	$(1,547)	$(839)	$(868)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(12,040)	$(1516)	$(823)	$(851)
General partner’s interest	(246)	(31)	(16)	(17)
Net loss attributable to common unitholders per unit:
Basic	$(0.50)	$(0.07)	$(0.04)	$(0.04)
Diluted	$(0.50)	$(0.07)	$(0.04)	$(0.04)

(1)

For each of the first, second, and fourth quarters of the year ended December 31, 2019, approximately 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The non-management members of our general partner’s board of directors have the ability to meet in executive session without management, when necessary. The purpose of these executive sessions is to promote open and candid discussion among the non-management board members. Interested parties wishing to communicate directly with the non-management members may contact the chair of our audit committee, Daniel Flannery. Correspondence to Mr. Flannery should be marked “Confidential” and sent to Mr. Flannery’s attention, c/o Atlas Growth Partners, L.P., 2400 Market Street, Suite 230, Philadelphia, Pennsylvania 19103.

The independent board members comprise all of the members of the board’s committees: audit committee and conflicts committee.

We do not directly employ any of the persons responsible for our management or operation. Rather, personnel employed by PCA and Westbrook manage and operate our business. Some of our general partner’s officers may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Reimbursement of Expenses of Our General Partner and Its Affiliates

Our general partner receives an annual management fee in connection with its management of us equal to 1% of capital contributions per annum. We reimburse our general partner and its affiliates for all expenses incurred on our behalf. These expenses include the costs of employee, officer and board member compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner as determined by our general partner in its sole discretion, and does not set any aggregate limit on such reimbursements. Prior to the transaction described below, our general partner allocated the costs of employee and officer compensation and benefits based upon the amount of business time spent by those employees and officers on our business.

Through May 1, 2020, ATLS managed and controlled us through its 2.1% limited partner interest in us and 80% member interest in our general partner. Current and former members of ATLS management owned the remaining 20% member interest in our general partner. On May 1, 2020, pursuant to an Exchange Agreement by and among Riverstone Credit Partners – Direct, L.P. (“Riverstone”) and other lenders (collectively, the “Lenders”), ATLS and New Atlas Holdings, LLC (the “Borrower”, and together with ATLS and the other guarantors, the “Loan Parties”), ATLS transferred (the “Debt Exchange”) assets to the Lenders that included (i) its 80.01% membership interest in the general partner of the Company, and (ii) 500,010 common units representing limited partner interests in the Company. As of the date of the Debt Exchange, approximately $108,431,309 in principal amount of loans remained outstanding, which obligation was terminated in the Debt Exchange.

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

Board of Directors and Officers of Our General Partner

The following table sets forth information with respect to those persons who serve as the officers of and on the board of directors of, our general partner:

Name	Age	Position(s)
Daniel P. Flannery	37	Chairman of the Board
Jack S. Maleh	28	Director
Christopher A. Abbate	50	Director
Jeffrey M. Slotterback	39	Chief Executive Officer and Chief Financial Officer
Christopher K. Walker	39	Chief Operating Officer

Daniel P. Flannery has been the Chairman of the board of directors of our general partner since 2020.  Mr. Flannery, is a Managing Director of Riverstone, which he joined in June 2014 and is responsible for sourcing and managing energy investments with a focus on credit and debt capital markets. He is based in New York. Since joining Riverstone, Mr. Flannery has helped oversee over $4 billion in debt investments in the energy sector made by both Riverstone’s dedicated credit fund and its traditional private equity funds. In addition, he is actively involved in an advisory capacity with all of Riverstone’s portfolio companies with respect to capital structure and access to the capital markets.  Prior to joining Riverstone, Mr. Flannery worked at Nomura Securities International as a Vice President in the Leveraged Finance Group, and prior to that as an Associate at First Reserve from 2009 to 2011 and UBS from 2007 to 2009. Over his career, Mr. Flannery has worked predominantly on energy-focused principal investing and leveraged finance transactions. Mr. Flannery graduated with an A.B. from Duke University.  These diverse experiences have enabled Mr. Flannery to bring unique perspectives to the Board, particularly with respect to business management, financial markets and financing transactions and corporate governance issues.

Jack S. Maleh has been a director of our general partner since 2020.  Mr. Maleh is a Vice President of Riverstone, and is focused on the Firm’s credit and capital markets activities. He is based in New York. Prior to joining Riverstone in 2017, Mr. Maleh was an Analyst in the Global Energy Investment Banking Group at Citigroup. While at Citigroup, Mr. Maleh evaluated and executed M&A transactions and capital markets financings across the oil and gas sector. Mr. Maleh graduated cum laude with a combined B.S. and M.S. in Finance from The University of Florida. Our board of directors benefits from his diverse energy experience.

Christopher A. Abbate has been a director of our general partner since 2020. Mr. Abbate is a Partner of Riverstone and Co-Head of Riverstone Credit Partners, focused on the firm’s credit and capital markets activities. He is based in New York.  Prior to joining Riverstone in 2014, Mr. Abbate was a Managing Director and Head of Energy Leveraged Finance at Citigroup. Prior to Citigroup, Mr. Abbate was the Head of US Leveraged Finance Origination at UBS Investment Bank. Mr. Abbate joined UBS in 2000 as an Associate Director in the Energy Group where he worked covering upstream and midstream oil and gas companies. He started his investment banking career in 1997 at PaineWebber as an Associate in the Energy Group. Prior to his career on Wall Street, Mr. Abbate served as an Intelligence Applications Officer in the US Air Force for 5 years.  Mr. Abbate graduated with an A.B. from Duke University and has an M.B.A. from the University of Maryland.  Our board of directors benefits from his diverse energy experience.

Jeffrey M. Slotterback has served as the Chief Executive Officer and Chief Financial Officer of our general partner since May 2020, in his capacity as a Principal at PhiCap Advisors, LLC (“PCA”). Prior to this, Mr. Slotterback served as the Chief Financial Officer of our general partner since September 2015 and as a director since March 2018.  Mr. Slotterback served as the Chief Accounting Officer of our general partner from its inception in February 2013 to October 2015.  In addition, Mr. Slotterback has served as the Chief Financial Officer and a Class A Director of Titan Energy, LLC since September 2016. Before then, he served as Titan Energy, LLC’s predecessor’s Chief Financial Officer since September 2015. Mr. Slotterback has served as Chief Financial Officer of Atlas Energy Group, Titan Energy, LLC’s predecessor’s general partner, since September 2015 and served as its Chief Accounting Officer from March 2012 to October 2015.  Mr. Slotterback served as Chief Accounting Officer of Atlas Energy’s general partner from March 2011 until February 2015. Mr. Slotterback was the Manager of Financial Reporting for Atlas Energy, Inc. from July 2009 until February 2011 and then served as the Manager of Financial Reporting for Atlas Energy GP, LLC from February 2011 until March 2011. Mr. Slotterback served as Manager of Financial Reporting for both Atlas Energy GP, LLC and Atlas Pipeline Partners GP, LLC from May 2007 until July 2009. Mr. Slotterback was a Senior Auditor at Deloitte and Touche, LLP from 2004 until 2007, where he focused on energy and health care clients. Mr. Slotterback is a Certified Public Accountant. Mr. Slotterback’s significant accounting and financial experience, as well as his familiarity with the company and its operations, enable him to provide the board with important insight into the company.

Christopher K. Walker has served as our Chief Operating Officer since May 2020, in his capacity as a Partner at Westbrook Energy Partners, LLC (“Westbrook”). He served as the Chief Operating Officer of Titan Energy, LLC from March 2018 to July 2020. Prior to that he served as Vice President of Operations from January 2016 through February 2018. From July 2012 through January 2016, Mr. Walker served as an Operations Engineer and Operations Manager at Titan Energy, LLC. Mr. Walker’s significant energy experience as well as his familiarity with the company and its operations, enable him to provide the board with important insight into the company.

Delinquent Section 16(a) Reports

Because we did not have any securities registered pursuant to Section 12 of the Exchange Act during the fiscal year ended December 31, 2020, no persons were required to file forms or reports required by Section 16(a) of the Exchange Act during that period.

Committees of the Board of Directors of our General Partner

The standing committees of the board of directors of our general partner are the Audit Committee and Conflicts Committee.

Audit Committee. The Audit Committee’s duties include establishing the scope of, and overseeing, the annual audit. The Audit Committee provides assistance to the board of directors of our general partner in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements and our compliance with legal and regulatory requirements. The Audit Committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that our management and the board of directors of our general partner have established. In doing so, it is the responsibility of the Audit Committee to maintain free and open communication between the committee and the independent auditors, internal accounting function and our management. The members of the Audit Committee are Messrs. Flannery, Maleh and Abbate. Mr. Flannery serves as the chairman and has been determined by the board of directors of our general partner to be an “audit committee financial expert,” as defined by SEC rules.

Conflicts Committee. The Conflicts Committee reviews specific matters that the board of directors of our general partner believes may involve conflicts of interest. The Conflicts Committee determines if the conflict of interest has been resolved in accordance with our partnership agreement. If we seek approval of a conflict of interest from our Conflicts Committee, it is presumed that in making its decision, the Conflicts Committee acted in good faith in the best interest of our company. All of the members of the Conflicts Committee meet the independence standards established by the board. The members of the Conflicts Committee are Messrs. Flannery, Maleh and Abbate.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of the code of business conduct and ethics is filed as an exhibit to this report.  You may also obtain a copy of this code of business conduct and ethics without charge by writing to Atlas Growth Partners, L.P., 2400 Market Street, Suite 230, Philadelphia, Pennsylvania 19103.

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

Compensation Programs

We do not directly employ any of the persons responsible for our management or operation. Rather, personnel employed by PCA and Westbrook manage and operate our business. PCA provides financial, advisory and consultation services and employs Mr. Jeffrey Slotterback who serves as the Chief Executive Officer and Chief Financial Officer of the Company. Westbrook provides technical and advisory services and employs Mr. Christopher Walker who serves as the Chief Operating Officer of the Company.

ITEM 11:	EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

For purposes of the following, the individuals listed below are collectively referred to as our “Named Executive Officers” or “NEOs.”

•	Jeffrey M. Slotterback, our Chief Executive Officer and Chief Financial Officer; and
•	Edward E. Cohen, our former Chairman of the Board and former Chief Executive Officer.

We do not directly employ any of the persons responsible for managing our business. All of the executive officers that are responsible for managing our day-to-day affairs are employed by PCA or Westbrook. PCA provides financial, advisory and consultation services to the Company.  As a principal at PCA, Mr. Jeffrey Slotterback serves as the Chief Executive Officer and Chief Financial Officer of the Company. Mr. Edward Cohen served as our Chairman and Chief Executive Officer until the date of the Debt Exchange.

These executive officers devote as much time to the management of our business as is necessary for the proper conduct of our business and affairs. The amount of time that each of our executive officers devotes to our business is subject to change depending on our activities. Compensation is determined by our general partner. Neither we nor our general partner have entered into any additional employment or benefit-related agreements with any of the individuals who provide executive officer services to us, and we do not anticipate entering into any such agreements in the near future.

Responsibility and authority for compensation-related decisions for executive officers and other personnel resides with our general partner. Our general partner has the ultimate decision-making authority with respect to the total compensation of its employees, including the individuals who serve as our executive officers, and with respect to the portion of that compensation that is allocated to us. Any such compensation decisions are not subject to any approval by the board of directors of our general partner.

SUMMARY COMPENSATION TABLE

				Stock awards ($)
Name	Year	Salary ($)(1)	Bonus ($)		Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)

Jeffrey M. Slotterback	2020	14,817	—	—	—	—	14,817
	2019	38,277	—	—	—	—	38,227
	2018	38,227	—	—	—	—	38,277

Edward E. Cohen(2)	2020	—	—	—	—	—	—
	2019	—	—	—	—	—	—
	2018	55,785	—	—	—	—	55,785

(1)	The salary presented for Mr. Slotterback for 2020 is for the period January 1 through April 30th. After that point in time, PCA was paid for the work performed by Mr. Slotterback.
(2)	Mr. Cohen resigned from all positions effective May 1, 2020.

Employment Agreements and Potential Payments Upon Termination or Change of Control

The Company does not have any employment agreements.

The agreement with PCA is renewable on a month to month basis.  If PCA is serving as the Principal Executive Officer of the Company through the closing of the sale of its Eagle Ford shale position, the Company will pay to PCA a transaction fee equivalent to 2.0% of the gross purchase price upon closing of the transaction.

Atlas Energy Group Employment Agreements

Effective September 4, 2015, Atlas Energy Group entered into an employment agreement with Edward E. Cohen, Atlas Energy Group’s Chief Executive Officer (the “Atlas Employment Agreement”).

The Atlas Employment Agreement with Mr. E. Cohen provided for a term of three years (which automatically renews daily unless earlier terminated) and an initial base salary of $350,000, subject to periodic increases by the Compensation Committee.

Under the Atlas Employment Agreements, Mr. E. Cohen was entitled to receive cash and non-cash bonus compensation in such amounts as the Atlas Energy Group board or Compensation Committee may approve or under the terms of any incentive plan that we maintain for the Atlas Energy Group senior level executives.  Atlas Energy Group is required to maintain a term life insurance policy for Mr. E. Cohen’s life that provided a death benefit of $3 million to one or more beneficiaries designated by Mr. E. Cohen, which such policy, can be assumed by such individual upon a termination of employment, if and as allowed by the applicable insurance company.

Under the Atlas Employment Agreement, if the executive is terminated without cause or resigns with good reason, then, subject to his execution and non-revocation of a release of claims in favor of us and related parties, the executive will be entitled to receive (a) three times the sum of the executive’s base salary plus his average incentive compensation for the previous three years (or such lesser period as applicable), (b) a pro rata cash bonus for the year of termination, (c) 36 months of continued health and life insurance, and (d) accelerated vesting of all equity-based compensation. Pursuant to the Atlas Employment Agreement, in the event of death, Mr. E. Cohen was entitled to receive (a) a pro rata cash bonus for the year of termination and (b) accelerated vesting of all equity-based compensation.  Under the Atlas Employment Agreement, in the event of disability, Mr. E. Cohen was entitled to receive (a) a pro rata cash bonus for the year of termination, (b) 36 months of life and health insurance, and (c) accelerated vesting of all equity-based compensation.

In addition, the Atlas Employment Agreement contained certain restrictive covenants, including in the case of Mr. E. Cohen, a 12 month post termination noncompetition covenant and 24 month post termination nonsolicitation covenant if the executive is terminated with cause or resigns without good reason,  if prior to a change in control or after the first anniversary of a change in control, the executive is terminated with cause or resigns without good reason, or within one year following a change in control, the executive’s employment terminates for any reason.

Under the Atlas Employment Agreement, any payments or benefits payable to the executive will be cut back to the extent that such payments or benefits would result in the imposition of excise taxes under Section 4999 of the Internal Revenue Code, unless the executive would be better off on an after-tax basis receiving all such payments or benefits.

2019 NONQUALIFIED DEFERRED COMPENSATION

The Company does not have any nonqualified deferred compensation plans.

Effective July 1, 2011, Atlas Energy Group established the Excess 401(k) Plan, an unfunded nonqualified deferred compensation plan for certain highly compensated employees.  The Excess 401(k) Plan provided Mr. E. Cohen, one of the plan’s participants, with the opportunity to defer, annually, the receipt of a portion of his compensation, and to permit him to designate investment indices for the purpose of crediting earnings and losses on any amounts deferred under the Excess 401(k) Plan.  Mr. E. Cohen may defer up to 10% of his total annual cash compensation (which means base salary and non-performance-based bonus) and up to 100% of all performance-based bonuses, and Atlas Energy Group is obligated to match such deferrals on a dollar-for-dollar basis (i.e., 100% of the deferral) up to a total of 50% of their base salary for any calendar year.  Effective July 2016, Atlas Energy suspended deferrals and allocations to the accounts.  Account balances remain payable as specified in original deferral elections.  The account is invested in a mutual fund and cash balances are invested daily in a money market account.  Atlas Energy Group established a “rabbi” trust to serve as the funding vehicle for the Excess 401(k) Plan and Atlas Energy Group will, not later than the last day of the first month of each calendar quarter, make contributions to the trust in the amount of the compensation deferred, along with the corresponding match, during the preceding calendar quarter.  Notwithstanding the establishment of the rabbi trust, Atlas Energy Group’s obligation to pay the amounts due under the Excess 401(k) Plan constitutes a general, unsecured obligation, payable out of its general assets, and Mr. E. Cohen does not have any rights to any specific asset of the Company.

On January 18, 2019, Mr. E. Cohen received a final distribution of $0.1 million from the Excess 401(k) Plan.

DIRECTOR COMPENSATION

In 2020 as non-employee directors of our general partner, Messrs. Daniel P. Flannery, Jack Maleh, and Christopher A. Abbate did not receive any fees earned or paid in cash, stock awards, or any other compensation.

In 2020 as non-employee directors of our general partner, William R. Bagnell, Walter A. Jones, and Jeffrey Kupfer each received $25,000 fees paid in cash. These payments were for services from January 1, 2020 through April 30, 2020. Messrs Bagnell, Jones, and Kupfer did not received any stock awards or any other compensation.

Director Compensation

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

The following table sets forth the number and percentage of common units owned as of March 26, 2021 by (a) each of our general partner’s directors and named executive officers, (b) all of our general partner’s directors and executive officers as a group, and (c) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common units. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

	Common unit amount and nature of beneficial ownership (2)	Percent of class
Beneficial owner
Directors (1)
Edward E. Cohen (3)	30,000	*
Daniel P. Flannery	—	—
Jack S. Maleh	—	—
Christopher A. Abbate	—	—
Jeffrey M. Slotterback	—	—
All executive officers, directors and nominees as a group (5 persons)	—	*

*

The percentage of common units beneficially owned by each director or executive officer does not exceed one percent of the common units outstanding; and the percentage of common units beneficially owned by all directors and executive officers of our general partner, as a group, does not exceed one percent of the common units outstanding.

(1)	The business address for each director and executive officer is 2400 Market Street, Suite 230, Philadelphia, Pennsylvania 19103.
(2)	Riverstone does not own more than 5% of the Company, but has management appointment rights.
(3)	Mr. Cohen resigned from all positions on May 1, 2020.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Agreements

We and certain of our affiliates have entered from time to time into various documents and agreements. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.

We do not directly employ any persons to manage or operate our business. These functions were provided by ATLS and its affiliates through April 30, 2020. On May 1, 2020, pursuant to the Debt Exchange, Riverstone has the ability to control the Company’s management and operations.

Our general partner receives an annual management fee in connection with managing us equivalent to 1% of capital contributions per annum. During the year ended December 31, 2020, we paid $0.6 million for this management fee to ATLS. Through April 30, 2020, ATLS charged us direct costs, such as salary and wages, and allocated indirect costs to us, such as rent for offices, based on the number of its employees who devoted substantially all their time to activities on our behalf. We reimbursed ATLS at cost for direct costs incurred on our behalf (including costs incurred by Titan). We will reimburse all necessary and reasonable costs allocated by our general partner.

At December 31, 2020, we have unpaid management fees to our general partner of $1.7 million.

In connection with the Debt Exchange, the Company entered into that certain engagement letter (the “Slotterback Engagement Letter”), dated as of April 29, 2020 by and between the Company and PCA, pursuant to which the Company will pay to PCA $25,000 per month and PCA will provide financial, advisory and consultation services to the Company. The Slotterback Engagement Letter may be terminated at any time by either party upon seven days written notice. The Slotterback Engagement Letter also provides for a transaction fee equal to 2.0% of the gross purchase price of the sale of the Company’s Eagle Ford Assets provided PCA is still engaged at the time of the closing of such transaction.

In connection with the Debt Exchange, the Company entered into that certain engagement letter (the “Walker Engagement Letter”), dated as of April 30, 2020, by and between the Company and Westbrook, pursuant to which the Company will pay to Westbrook $8,000 per month and Westbrook will provide technical and advisory services to the Company. The Walker Engagement Letter may be terminated by either party upon seven days written notice.

Registration Rights in Partnership Agreement

In our Second Amended and Restated Agreement of Limited Partnership, which will not become effective unless a listing event occurs, we will agree to register for resale under the Securities Act and applicable state securities laws any common units or other partnership securities proposed to be sold by our general partner or any of its respective affiliates if an exemption from the registration requirements is not otherwise available. There is no limit on the number of times that we may be required to file registration statements pursuant to this obligation. We will also agree to include any securities held by our general partner or any of its respective affiliates in any registration statement that we file to offer securities for cash, other than an offering relating solely to an employee benefit plan. These registration rights continue for two years following any withdrawal or removal of our general partner. We must pay all expenses incidental to the registration, excluding underwriting discounts and commissions.

Review, Approval or Ratification of Transactions with Related Parties

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of the code of business conduct and ethics is filed as an exhibit to this report.  You may also obtain a copy of this code of business conduct and ethics without charge by writing to Atlas Growth Partners, L.P., 2400 Market Street, Suite 230, Philadelphia, Pennsylvania 19103.

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors of our general partner in accordance with the provisions of our Partnership Agreement.

Director Independence

The board of directors of our general partner consists of three directors. The board of directors has determined that Messrs. Flannery, Maleh, and Jones each satisfy the requirement for independence set out in the rules of the New York Stock Exchange and those set forth in Rule 10A-3(b)(1) of the Exchange Act. The board of directors has established a conflicts committee, which is composed of the independent directors, for purposes of reviewing potential conflicts of interest between us and our general partner.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2020 and 2019, the accounting fees and services charged by our independent auditors, were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Audit fees(1)	$108	$114
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$108	$114

(1)

Represents the aggregate fees recognized in each of the last two years for professional services rendered by our independent auditors, principally for the audits of our annual financial statements, reviews of our quarterly financial information and reviews of documents filed with the SEC.

Audit Committee Pre-Approval Policies and Procedures

The audit committee of our general partner, on at least an annual basis, will review audit and non-audit services performed by our independent auditors, as well as the fees charged by the auditors for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2020 and 2019.

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

10.5	Atlas Growth Partners, L.P. Distribution Reinvestment Plan (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2020)

10.6	Engagement Letter, dated as of April 29, 2020, by and between Atlas Growth Partners, L.P. and PhiCap Advisors, LLC (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2020)

10.7

Engagement Letter, dated as of April 30, 2020, by and between Atlas Growth Partners, L.P. and Westbrook Energy Partners, LLC (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2020)

10.8

Contract Operating Agreement, dated as of June 19, 2020, by and between Atlas Growth Eagle Ford, LLC and Texas American Resources Company (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2020)

14.1*	AGP Code of Business Conduct and Ethics

21.1*	List of Subsidiaries of Atlas Growth Partners, L.P.

23.1*	Consent of VSO Petroleum Consultants, Inc.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

99.1*	Summary Reserve Report of VSO Petroleum Consultants, Inc.

101.INS*	XBRL Instance Document(1)

101.SCH*	XBRL Schema Document(1)

101.CAL*	XBRL Calculation Linkbase Document(1)

101.LAB*	XBRL Label Linkbase Document(1)

101.PRE*	XBRL Presentation Linkbase Document(1)

101.DEF*	XBRL Definition Linkbase Document(1)

*	Filed herewith
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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its general partner

Date: March 31, 2021	By:	/s/ Daniel P. Flannery
Daniel P. Flannery Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 31, 2021.

/s/ Daniel P. Flannery	Chairman of the Board
Daniel P. Flannery

/s/ Jeffrey M. Slotterback	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Jeffrey M. Slotterback

/s/ Jack S. Maleh	Director
Jack S. Maleh

/s/ Christopher A. Abbate	Director
Christopher A. Abbate