Form 10-Q
period 2021-03-31
Atlas Growth Partners, L.P.
filed 2021-05-17
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding common limited partner units of the registrant on May 14, 2021 was 23,300,410.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2021 (unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,629	$1,380
Accounts receivable	894	669
Prepaid expenses and other	21	83
Total current assets	2,544	2,132
Property, plant and equipment, net	4,655	4,782
Total assets	$7,199	$6,914
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$718	$623
Accrued liabilities	2,859	2,329
Total current liabilities	3,577	2,952
Asset retirement obligations	239	235
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(3,980)	(3,973)
Common limited partners’ interests	4,227	4,564
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	3,383	3,727
Total liabilities and partners’ capital	$7,199	$6,914

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Natural gas revenue	$30	$13
Oil revenue	887	955
NGLs revenue	54	33
Total revenues	971	1,001
Costs and expenses:
Gas and oil production	250	434
General and administrative	364	127
General and administrative – affiliate	570	822
Depreciation, depletion and amortization	131	429
Asset impairment	—	4,020
Total costs and expenses	1,315	5,832
Net loss	$(344)	$(4,831)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	$(337)	$(4,735)
General partner’s interest	(7)	(96)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.01)	$(0.20)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except units and warrant data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2021	100	(3,973)	23,300,410	4,564	2,330,041	3,136	3,727
Net loss	—	(7)	—	(337)	—	—	(344)
Balance at March 31, 2021	100	$(3,980)	23,300,410	$4,227	2,330,041	$3,136	$3,383

Balance at January 1, 2020	100	(3,821)	23,300,410	12,049	2,330,041	3,136	11,364
Net loss	—	(96)	—	(4,735)	—	—	(4,831)
Balance at March 31, 2020	100	$(3,917)	23,300,410	$7,314	2,330,041	$3,136	$6,533

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(344)	$(4,831)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	131	429
Asset impairment	—	4,020
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(163)	158
Advances to/from affiliates	—	(195)
Accounts payable and accrued liabilities	625	(283)
Net cash provided by (used in) operating activities	249	(702)
Net change in cash and cash equivalents	249	(702)
Cash and cash equivalents, beginning of period	1,380	2,239
Cash and cash equivalents, end of period	$1,629	$1,537

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

At March 31, 2021, we had 23,300,410 common limited partner units issued and outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and include all adjustments that are necessary for a fair presentation of our condensed consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Liquidity

For the three months ended March 31, 2021 and 2020, we had net losses of $0.3 million and $4.8 million, respectively, and cash provided by operating activities of $0.2 million and cash used in operating activities of $0.7 million, respectively. With the Company’s negative working capital of $1.0 million as of March 31, 2021, the Company may not have sufficient resources to fund operations into 2022.

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

Our condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

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

Transaction Price Allocated to Remaining Performance Obligations

A significant number of our product sales are short-term in nature with contract terms of one year or less, though generally subject to customary evergreen clauses pursuant to which these contracts typically automatically renew under the same terms and conditions. For those contracts, we have utilized the practical expedient that exempts us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.6 million and $0.5 million, respectively, at March 31, 2021 and December 31, 2020.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(344)	$(4,831)
Less: General partner’s interest	(7)	(96)
Net loss attributable to common limited partners	$(337)	$(4,735)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average number of common units – basic	23,300	23,300
Add effect of dilutive awards(1)	—	—
Weighted average number of common units – diluted	23,300	23,300

(1)

For each of the three months ended March 31, 2021 and 2020, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Natural gas and oil properties:
Proved properties	$137,627	$137,627
Support equipment and other	3,188	3,188
	140,815	140,815
Less – accumulated depreciation, depletion, amortization and impairment	(136,160)	(136,033)
	$4,655	$4,782

For the quarter ended March 31, 2020, we recognized $4.0 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices.  There was no impairment recorded during the quarter ended March 31, 2021.

NOTE 4 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On June 19, 2020, affiliates of Titan (as defined below) closed on the sale of their Eagle Ford Shale assets with Texas American Resources Corporation II (“TARC”) for $13.2 million based on a May 1, 2020 effective date. In connection with the transaction, we entered into a contract operator agreement with TARC, whereby TARC operates certain oil and gas properties and provides other services to the Company related to our properties.

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

The interests of the Limited Partners of the Company were not affected, altered or otherwise modified by the Debt Exchange.

In connection with the Debt Exchange, the Company entered into that certain engagement letter (the “Slotterback Engagement Letter”), dated as of April 29, 2020 by and between the Company and PCA, pursuant to which the Company pays PCA $25,000 per month and PCA provides financial, advisory and consultation services to the Company. The Slotterback Engagement Letter may be terminated at any time by either party upon seven days written notice. The Slotterback Engagement Letter also provides for a transaction fee equal to 2.0% of the gross purchase price of the sale of the Company’s Eagle Ford Assets provided PCA is still engaged at the time of the closing of such transaction.

In connection with the Debt Exchange, the Company entered into that certain engagement letter (the “Walker Engagement Letter”), dated as of April 30, 2020, by and between the Company and Westbrook, pursuant to which the Company pays Westbrook $8,000 per month and Westbrook provides technical and advisory services to the Company. The Walker Engagement Letter may be terminated by either party upon seven days written notice.

Relationship with general partner. Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both of the three months ended March 31, 2021 and 2020 we paid a management fee of $0.6 million to our general partner. As of March 31, 2021, we had payables of $2.3 million related to the management fee, which were recorded in accrued liabilities in the condensed consolidated balance sheets.

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions were historically provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. Other indirect costs, such as rent for offices, were allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. Historically, we reimbursed ATLS at cost for direct costs incurred on our behalf and all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of

March 31, 2021 and December 31, 2020, we had no payables to ATLS related to the management fee, direct costs or allocated indirect costs, which were recorded in advances from affiliates in the condensed consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates.

Relationship with Titan. Prior to May 1, 2020, at the direction of ATLS, we reimbursed Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of March 31, 2021 and December 31, 2020, we had no receivables from Titan related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the condensed consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of March 31, 2021, the Company has engagement letters to receive financial, advisory and consultation services and technical and advisory services.  Each of these engagement letters can be terminated by either party upon seven days written notice.

As of March 31, 2021, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of March 31, 2021 or December 31, 2020.

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

The interests of the Limited Partners of the Company were not affected, altered or otherwise modified by the Debt Exchange.

In connection with and following the Debt Exchange, our general partner appointed Christopher Abbate, Daniel Flannery and Jack Maleh to serve as directors on the Board (collectively, the “New Directors”) replacing each of the previous directors of our general partner. The New Directors terms as directors began on May 1, 2020 and the former directors’ resignations were effective on May 1, 2020.

In connection with and following the Debt Exchange, our general partner appointed Jeffrey Slotterback, its previous Chief Financial Officer, to serve as Chief Executive Officer in addition to serving as Chief Financial Officer, and Christopher Walker, its previous Chief Operating Officer, to serve in that capacity (collectively, the “New Officers”) going forward. The respective terms of the New Officers as officers began on May 1, 2020 and the previous officers’ resignations were effective on May 1, 2020.

We anticipate further reductions in general and administrative expenses following the Debt Exchange and the appointment of the New Officers.

On June 19, 2020, affiliates of Titan closed on the sale of their Eagle Ford Shale assets with Texas American Resources Corporation II (“TARC”) for $13.2 million based on a May 1, 2020 effective date. In connection with the transaction, we entered into a contract operator agreement with TARC, whereby TARC operates certain oil and gas properties and provides other services to the Company related to our properties. We anticipate the TARC contract operator agreement will further reduce our general and administrative expenses.

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

Our condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas. While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses.  At March 31, 2021, we had $1.6 million of cash on our balance sheet and no debt.

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

Our future gas and oil reserves, production, cash flow, our ability to make payments on our obligations and our ability to make distributions to our unitholders, depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically. We face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. To the extent we would not have access to sufficient capital, our ability to drill and acquire more reserves would be negatively impacted. As of March 31, 2021, the Company does not have any immediate plans to drill new wells.

For additional information, please see “Liquidity and Ability to Continue as a Going Concern.”

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. We have established a production position in the Eagle Ford Shale in south Texas, an oil-rich area, in which we acquired acreage in November 2014.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Total production volumes per day:
Natural gas (Boed)	16	32
Oil (Bpd)	175	228
NGLs (Bpd)	26	38
Total (Boed)	217	298
Total production volumes:
Natural gas (MBoe)	2	3
Oil (MBbls)	16	21
NGLs (MBbls)	2	3
Total (MBoe)	20	27

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

	Three Months Ended March 31,
	2021	2020
Production revenues (in thousands):
Natural gas revenue	$30	$13
Oil revenue	887	955
NGLs revenue	54	33
Total production revenues	$971	$1,001
Average sales price, unhedged:
Natural gas (per Mcf)	$3.41	$0.73
Oil (per Bbl)	$56.34	$45.98
NGLs (per Bbl)	$23.12	$9.65

Total Oil and Gas Costs (in thousands)	$250	$434

Oil and Gas Production costs (per Boe):
Lease operating expenses	$9.32	$11.97
Production taxes	3.01	3.02
Transportation and compression	0.45	0.92
	$12.78	$15.91

Our oil and gas production revenues remained relatively consistent in the current quarter as compared to the prior year period due to a $0.2 million decrease resulting from decreased production volumes, offset by a $0.2 million increase due to higher realized average sales prices.

Our oil and gas production costs were lower in the current quarter as compared to the prior year period due to $0.2 million of lower lease operating expenses primarily resulting from reduced repairs, maintenance and workover costs.

OTHER EXPENSES

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Other Expenses
General and administrative	$934	$949
Depreciation, depletion and amortization	131	429
Asset impairment	—	4,020

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2021 decreased slightly as compared with the general and administrative expenses for the three months ended March 31, 2020, as a result of lower corporate activities and management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization in the current quarter of $0.3 million was due to lower production volumes and asset impairments recorded in the 1st quarter of 2020 and previous periods, which lowered our depletable base.

Asset impairment. For the quarter ended March 31, 2020, we recognized $4.0 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted commodity prices and production performance. There was no comparable charge for the quarter ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

See “Liquidity and Ability to Continue as a Going Concern” section above for additional disclosures regarding our liquidity and financial condition.

General

We currently fund our operations through cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices.

As of March 31, 2021 we had $1.6 million of cash on our balance sheet and no debt.

Cash Flows

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$249	$(702)

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Cash Flows from Operating Activities:

The change in cash flows provided by (used in) operating activities compared with the prior period was due to a $1.0 million increase in net cash provided by operating activities from cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production revenues, and collections net of payments for royalties, lease operating expenses, severance taxes and general and administrative expenses.

Capital Requirements

As of March 31, 2021, we did not have any material accrued well drilling and completion and capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to our contractual obligations and commercial commitments outside the ordinary course of our business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of March 31, 2021, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2021. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our financial results. For the three months ended March 31, 2021, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended March 31, 2021 of $0.3 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2021.

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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: May 17, 2021	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Executive Officer and Chief Financial Officer