Form 10-Q
period 2021-06-30
Atlas Growth Partners, L.P.
filed 2021-08-16
CIK 1572702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding common limited partner units of the registrant on August 12, 2021 was 23,300,410.

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

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2021 (Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,559	$1,380
Accounts receivable	934	669
Prepaid expenses and other	224	83
Total current assets	2,717	2,132
Property, plant and equipment, net	4,534	4,782
Total assets	$7,251	$6,914
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$593	$623
Accrued liabilities	3,375	2,329
Total current liabilities	3,968	2,952
Asset retirement obligations	244	235
Commitments and contingencies (Note 5)
Partners’ Capital:
General partner’s interest	(3,987)	(3,973)
Common limited partners’ interests	3,890	4,564
Common limited partners’ warrants	3,136	3,136
Total partners’ capital	3,039	3,727
Total liabilities and partners’ capital	$7,251	$6,914

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Natural gas revenue	$12	$10	$42	$23
Oil revenue	967	307	1,854	1,262
NGLs revenue	51	18	105	51
Total revenues	1,030	335	2,001	1,336
Costs and expenses:
Gas and oil production	379	308	629	742
General and administrative	299	656	663	783
General and administrative – affiliate	570	748	1,140	1,570
Depreciation, depletion and amortization	126	165	257	594
Asset impairment	—	—	—	4,020
Total costs and expenses	1,374	1,877	2,689	7,709
Net loss	$(344)	$(1,542)	$(688)	$(6,373)
Allocation of net loss attributable to common limited partners and the general partner:
Common limited partners’ interest	(337)	(1,511)	(674)	(6,246)
General partner’s interest	(7)	(31)	(14)	(127)
Net loss attributable to common limited partners per unit:
Basic and Diluted	$(0.01)	$(0.06)	$(0.03)	$(0.27)
Weighted average common limited partner units outstanding:
Basic and Diluted	23,300	23,300	23,300	23,300

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except units and warrant data)

(Unaudited)

	General Partner’s Interest		Common Limited Partners’ Interests		Common Limited Partners’ Warrants		Total
	Class A Units	Amount	Units	Amount	Warrants	Amount	Partners’ Capital
Balance at January 1, 2021	100	$(3,973)	23,300,410	$4,564	2,330,041	$3,136	$3,727
Net loss	—	(7)	—	(337)	—	—	(344)
Balance at March 31, 2021	100	$(3,980)	23,300,410	$4,227	2,330,041	$3,136	$3,383
Net loss	—	(7)	—	(337)	—	—	(344)
Balance at June 30, 2021	100	$(3,987)	23,300,410	$3,890	2,330,041	$3,136	$3,039

Balance at January 1, 2020	100	$(3,821)	23,300,410	$12,049	2,330,041	$3,136	$11,364
Net loss	—	(96)	—	(4,735)	—	—	(4,831)
Balance at March 31, 2020	100	$(3,917)	23,300,410	$7,314	2,330,041	$3,136	$6,533
Net loss	—	(31)	—	(1,511)	—	—	(1,542)
Balance at June 30, 2020	100	$(3,948)	23,300,410	$5,803	2,330,041	$3,136	$4,991

See accompanying notes to condensed consolidated financial statements.

ATLAS GROWTH PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(688)	$(6,373)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	257	594
Asset impairment	—	4,020
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(406)	78
Advances to/from affiliates	—	486
Accounts payable and accrued liabilities	1,016	352
Net cash provided by (used in) operating activities	179	(843)
Net change in cash and cash equivalents	179	(843)
Cash and cash equivalents, beginning of period	1,380	2,239
Cash and cash equivalents, end of period	$1,559	$1,396

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

On July 12, 2021, the Company, through its wholly owned subsidiary, Atlas Growth Eagle Ford, LLC, a Texas limited liability company (“Seller”), entered into a purchase and sale agreement (the “PSA”) with Texas American Resources II, LLC, a Delaware limited liability company (“Buyer”), pursuant to which Seller will sell certain oil and gas properties, interests and related assets (the “Assets”) and will retain certain liabilities related to the Assets (the “Excluded Liabilities”), while Buyer will assume certain liabilities related to the Assets (the “Assumed Liabilities”) (the “Transaction”). The aggregate purchase price of the Assets is $4.8 million.

The PSA contains customary representations and warranties from the parties and each party has agreed to certain covenants, including providing certain post-closing indemnities related to the Excluded Liabilities, with respect to Seller, and the Assumed Liabilities, with respect to Buyer.

Consummation of the transactions contemplated by the PSA is subject to customary mutual conditions of the respective parties. The PSA may be terminated at any time prior to the consummation of the Transaction by mutual written consent of Seller and Buyer and in certain other limited circumstances, including if the closing of the transactions contemplated in the PSA has not occurred by September 30, 2021. The PSA and the Transaction have been approved by the Board of Directors (the “Board”) of Atlas Growth Partners GP, LLC, a Delaware limited liability company and the general partner of the Company (the “General Partner”), and the sole member of the General Partner.

On July 12, 2021, prior to the execution of the PSA, the Board of the General Partner and the sole member of the General Partner, each determined that it was in the best interests of the Company and its limited partners that the Company be dissolved, wound up and terminated. Pursuant to the First Amended and Restated Partnership Agreement of Limited Partnership of the Company, dated as of April 5, 2016 (the “Partnership Agreement”), the General Partner of the Company has sole discretion to dissolve, wind up and terminate the Company.

The Board authorized and directed the General Partner, on behalf of itself and the Company, to take all necessary or advisable steps to dissolve, wind up and terminate the Company, including the execution and performance of the PSA.

The General Partner will act as liquidator of the Company and will carry out the dissolution, winding up and termination of the Company. The assets of the Company, including the proceeds received in the Transaction, will, after satisfaction of the Company’s liabilities, be distributed pursuant to the terms of the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act.

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

At June 30, 2021, we had 23,300,410 common limited partner units issued and outstanding.

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

Liquidity

For the six months ended June 30, 2021 and 2020, we had net losses of $0.7 million and $6.4 million, respectively, and cash provided by operating activities of $0.2 million and cash used in operating activities of $0.8 million, respectively. With the Company’s negative working capital of $1.3 million as of June 30, 2021, the Company may not have sufficient resources to fund operations into 2022.

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

As discussed above, on July 12, 2021 the Board authorized and directed the General Partner, on behalf of itself and the Company, to take all necessary or advisable steps to dissolve, wind up and terminate the Company, including the execution and performance of the PSA.

As the Board approval of the dissolution, wind up and termination and of the PSA occurred in July 2021, our condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.7 million and $0.5 million, respectively, at June 30, 2021 and December 31, 2020.

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

The following is a reconciliation of net loss allocated to the common limited partners for purposes of calculating net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(344)	$(1,542)	$(688)	$(6,373)
Less: General partner’s interest	(7)	(31)	(14)	(127)
Net loss attributable to common limited partners	$(337)	$(1,511)	$(674)	$(6,246)

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common limited partners per unit with those used to compute diluted net loss attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of common units – basic	23,300	23,300	23,300	23,300
Add effect of dilutive awards(1)	—	—	—	—
Weighted average number of common units – diluted	23,300	23,300	23,300	23,300

(1)

For each of the three and six months ended June 30, 2021 and 2020, 2,330,000 common limited partner warrants were excluded from the computation of diluted earnings attributable to common limited partners per unit, because the inclusion of units issuable upon the exercise of the warrants would have been anti-dilutive.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Natural gas and oil properties:
Proved properties	$137,627	$137,627
Support equipment and other	3,188	3,188
	140,815	140,815
Less – accumulated depreciation, depletion, amortization and impairment	(136,281)	(136,033)
	$4,534	$4,782

For the six months ended June 30, 2020, we recognized $4.0 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted production performance and commodity prices. There was no impairment recorded during the three and six month period ended June 30, 2021 or the three month period ended June 30, 2020. During the six months ended June 30, 2021 and 2020, we did not have any non-cash investing activity capital expenditures.

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

In connection with the Debt Exchange, the Company entered into that certain engagement letter (the “Slotterback Engagement Letter”), dated as of April 29, 2020 by and between the Company and PhiCap Advisors, LLC (“PCA”), pursuant to which the Company pays PCA $25,000 per month and PCA provides financial, advisory and consultation services to the Company. The Slotterback Engagement Letter may be terminated at any time by either party upon seven days written notice. The Slotterback Engagement Letter also provides for a transaction fee equal to 2.0% of the gross purchase price of the sale of the Company’s Eagle Ford Assets provided PCA is still engaged at the time of the closing of such transaction.

In connection with the Debt Exchange, the Company entered into that certain engagement letter (the “Walker Engagement Letter”), dated as of April 30, 2020, by and between the Company and Westbrook Energy Partners, LLC (“Westbrook”), pursuant to which the Company pays Westbrook $8,000 per month and Westbrook provides technical and advisory services to the Company. The Walker Engagement Letter may be terminated by either party upon seven days written notice.

Relationship with general partner. Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. During both of the three months ended June 30, 2021 and 2020, we paid a management fee of $0.6 million to our general partner and during both of the six months ended June 30, 2021 and 2020 we paid a management fee of $1.1 million to our general partner. As of June 30, 2021, we had payables of $2.9 million related to the management fee which were recorded in accrued liabilities in the condensed consolidated balance sheets.

Relationship with ATLS. We do not directly employ any persons to manage or operate our business. These functions were historically provided by employees of ATLS and/or its affiliates, including Titan Energy, LLC (“Titan”). Our general partner receives an annual management fee in connection with its management of us equivalent to 1% of capital contributions per annum. Other indirect costs, such as rent for offices, were allocated by Titan at the direction of ATLS based on the number of its employees who devoted their time to activities on our behalf. Historically, we reimbursed ATLS at cost for direct costs incurred on our behalf and all necessary and reasonable costs allocated to us by ATLS. All of the costs paid or payable to ATLS and our general partner discussed above were included in general and administrative expenses – affiliate in the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, we had no payables to ATLS related to the management fee, direct costs or allocated indirect costs, which were recorded in advances from affiliates in the condensed consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates.

Relationship with Titan. Prior to May 1, 2020, at the direction of ATLS, we reimbursed Titan for direct costs, such as salaries and wages, charged to us based on ATLS employees who incurred time to activities on our behalf and indirect costs, such as rent and other general and administrative costs, allocated to us based on the number of ATLS employees who devoted their time to activities on our behalf. As of June 30, 2021 and December 31, 2020, we had no receivables from Titan related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the condensed consolidated balance sheets. Beginning May 1, 2020, we have no continuing common ownership or corporate affiliation with ATLS and its affiliates.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

General Commitments

As of June 30, 2021, the Company has engagement letters to receive financial, advisory and consultation services and technical and advisory services. Each of these engagement letters can be terminated by either party upon seven days written notice.

As of June 30, 2021, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising in the ordinary course of business. Our management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We and our subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We and our subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. We and our subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of June 30, 2021 or December 31, 2020.

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

On July 12, 2021, the Company, through its wholly owned subsidiary, Atlas Growth Eagle Ford, LLC, a Texas limited liability company (“Seller”), entered into a purchase and sale agreement (the “PSA”) with Texas American Resources II, LLC, a Delaware limited liability company (“Buyer”), pursuant to which Seller will sell certain oil and gas properties, interests and related assets (the “Assets”) and will retain certain liabilities related to the Assets (the “Excluded Liabilities”), while Buyer will assume certain liabilities related to the Assets (the “Assumed Liabilities”) (the “Transaction”). The aggregate purchase price of the Assets is $4.8 million.

The PSA contains customary representations and warranties from the parties and each party has agreed to certain covenants, including providing certain post-closing indemnities related to the Excluded Liabilities, with respect to Seller, and the Assumed Liabilities, with respect to Buyer.

Consummation of the transactions contemplated by the PSA is subject to customary mutual conditions of the respective parties. The PSA may be terminated at any time prior to the consummation of the Transaction by mutual written consent of Seller and Buyer and in certain other limited circumstances, including if the closing of the transactions contemplated in the PSA has not occurred by September 30, 2021. The PSA and the Transaction have been approved by the Board of Directors (the “Board”) of Atlas Growth Partners GP, LLC, a Delaware limited liability company and the general partner of the Company (the “General Partner”), and the sole member of the General Partner.

On July 12, 2021, prior to the execution of the PSA, the Board of the General Partner and the sole member of the General Partner, each determined that it was in the best interests of the Company and its limited partners that the Company be dissolved, wound up and terminated. Pursuant to the First Amended and Restated Partnership Agreement of Limited Partnership of the Company, dated as of April 5, 2016 (the “Partnership Agreement”), the General Partner of the Company has sole discretion to dissolve, wind up and terminate the Company.

The Board authorized and directed the General Partner, on behalf of itself and the Company, to take all necessary or advisable steps to dissolve, wind up and terminate the Company, including the execution and performance of the PSA.

The General Partner will act as liquidator of the Company and will carry out the dissolution, winding up and termination of the Company. The assets of the Company, including the proceeds received in the Transaction, will, after satisfaction of the Company’s liabilities, be distributed pursuant to the terms of the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act.

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

As discussed above, on July 12, 2021 the Board authorized and directed the General Partner, on behalf of itself and the Company, to take all necessary or advisable steps to dissolve, wind up and terminate the Company, including the execution and performance of the PSA.

As the Board approval of the dissolution, wind up and termination and of the PSA occurred in July 2021, our condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

MANAGEMENT OVERVIEW AND OUTLOOK

Since our inception in 2013, we have developed into a company with a core position in the Eagle Ford Shale in south Texas. While the energy markets continue to be marked by volatility, we are focused on refining our operations to reduce expenses. At June 30, 2021, we had $1.6 million of cash on our balance sheet and no long-term debt.

While we manage the Company on a daily basis to optimize operating results, we also continue to explore ways to strategically grow and transform the Company. Quarterly, we consider our ability to make distributions to unitholders; however, based on the Company’s financial position and cash flows, we have not yet elected to resume making distributions following the suspension in November 2016.

As discussed above, on July 12, 2021 the Board authorized and directed the General Partner, on behalf of itself and the Company, to take all necessary or advisable steps to dissolve, wind up and terminate the Company, including the execution and performance of the PSA.

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

Our future gas and oil reserves, production, cash flow, our ability to make payments on our obligations and our ability to make distributions to our unitholders, depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically. We face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. To the extent we would not have access to sufficient capital, our ability to drill and acquire more reserves would be negatively impacted. As of June 30, 2021, the Company does not have any immediate plans to drill new wells.

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

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production volumes per day for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total production volumes per day:
Natural gas (Boed)	15	27	16	30
Oil (Bpd)	165	211	170	220
NGLs (Bpd)	23	27	24	32
Total (Boed)	203	265	210	282
Total production volumes:
Natural gas (MBoe)	1	2	3	5
Oil (MBbls)	15	19	31	40
NGLs (MBbls)	2	3	4	6
Total (MBoe)	18	24	38	51

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Production revenues (in thousands):
Natural gas revenue	$12	$10	$42	$23
Oil revenue	967	307	1,854	1,262
NGLs revenue	51	18	105	51
Total production revenues	$1,030	$335	$2,001	$1,336
Average sales price, unhedged:
Natural gas (per Mcf)	$1.46	$0.69	$2.46	$0.72
Oil (per Bbl)	$64.44	$15.97	$60.29	$31.55
NGLs (per Bbl)	$24.85	$7.25	$23.94	$8.64

Total Oil and Gas Costs (in thousands)	$379	$308	$629	$742

Oil and Gas Production costs (per Boe):
Lease operating expenses	$16.69	$11.12	$12.89	$11.61
Production taxes	3.42	0.62	3.21	1.89
Transportation and compression	0.46	1.04	0.46	0.98
Total production costs per Boe	$20.57	$12.78	$16.56	$14.48

Our oil and gas production revenues were higher in the current quarter as compared to the prior year period due to a $0.7 million increase in higher realized average sales prices, offset by a $0.1 million decrease in production volumes. Our oil and gas production revenues were higher in the six months ended June 30, 2021 as compared to the prior year period due to a $0.9 million increase in higher realized average sales prices, offset by a $0.3 million decrease in production volumes. For the six months ended June 30, 2020, as a result of economic conditions, the Company entered into agreements to sell May and June production at a fixed price for a fixed volume which negatively impacted our sold oil production volumes and realized average oil sales price.

Our oil and gas production costs were higher in the current quarter as compared to the prior year period due to a $0.1 million increase in workover expenses. Our oil and gas production costs were lower in the six months ended June 30, 2021 as compared to the prior year period due to a $0.2 million decrease in production costs resulting from lower volumes offset by a $0.1 million increase in workover expenses.

OTHER EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
General and administrative	$869	$1,404	$1,803	$2,353
Depreciation, depletion and amortization	126	165	257	594
Asset impairment	—	—	—	4,020

General and Administrative Expenses. The decrease in general and administrative expenses for the current quarter and the six months ended June 30, 2021 as compared to the prior year periods was primarily due to lower corporate activities and management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization in the current quarter and the six months ended June 30, 2021 as compared to the prior year periods was primarily due to decreases in our depletion expense resulting from asset impairments recorded in previous periods, which lowered our depletable base, and lower production volumes.

Asset impairment. For the six months ended June 30, 2020, we recognized $4.0 million of impairment related to our proved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted commodity prices and production performance. There was no comparable charge for the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

See “Liquidity and Ability to Continue as a Going Concern” section above for additional disclosures regarding our liquidity and financial condition.

General

We currently fund our operations through cash generated from operations. Our future cash flows are subject to a number of variables, including oil and natural gas prices.

As of June 30, 2021, we had $1.6 million of cash on our balance sheet and no long-term debt.

Cash Flows

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$179	$(843)

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

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

Capital Requirements

As of June 30, 2021, we did not have any material accrued well drilling and completion and capital expenditures.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We may manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. As of June 30, 2021, we did not have any commodity derivatives outstanding. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2021. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Commodity Price Risk. Our market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our financial results. For the three months ended June 30, 2021, we did not have any commodity derivatives outstanding.

Holding all other variables constant, a 10% change in average commodity prices would result in a change to our net loss for the twelve-month period ended June 30, 2021 of $0.3 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A:	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC, other than the risks described below:

We cannot assure you of the exact amount or timing of any distribution to our unitholders.

The liquidation and dissolution process is subject to numerous uncertainties, may fail to create value to our unitholders and may not result in any remaining capital for distribution to our unitholders. The precise nature, amount and timing of any distribution to our unitholders will depend on and could be delayed by, among other things, sales of our non-cash assets, including under the PSA, claim settlements with creditors, resolution of outstanding litigation matters, and unexpected or greater-than-expected expenses.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to unitholders.

Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution to unitholders. If available cash and amounts received on the sale of non-cash assets, including under the PSA, are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to make meaningful cash liquidation distributions, or any cash liquidation distributions at all, to our unitholders.

The payment of liquidation distributions, if any, to our unitholders could be delayed.

Although the Board has not established a firm timetable for liquidation distributions to our unitholders, the Board intends, subject to contingencies inherent in winding down our business, to make such liquidating distributions as promptly as practicable as creditor claims are paid or settled. However, we are currently unable to predict the precise timing of any such liquidating distributions. The timing of such liquidating distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets, including under the PSA, and claim settlements with creditors. Additionally, a creditor could seek an injunction against the making of such distributions to our unitholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our unitholders.

ITEM 6:	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Atlas Growth Partners, L.P. (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

3.2	First Amended and Restated Limited Partnership Agreement of Atlas Growth Partners, L.P. (incorporated by reference to our Current Report on Form 8-K filed on April 6, 2016).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS*	Inline XBRL Instance Document(1)

101.SCH*	Inline XBRL Schema Document(1)

101.CAL*	Inline XBRL Calculation Linkbase Document(1)

101.LAB*	Inline XBRL Label Linkbase Document(1)

101.PRE*	Inline XBRL Presentation Linkbase Document(1)

101.DEF*	Inline XBRL Definition Linkbase Document(1)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith
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

ATLAS GROWTH PARTNERS, L.P.

By: Atlas Growth Partners GP, LLC, its General Partner

Date: August 16, 2021	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Executive Officer and Chief Financial Officer